Form 10-Q
period 2013-09-30
UA Granite Corp
filed 2013-11-14
CIK 1577882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 333-189414

UA GRANITE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	80-0899451
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10 Bogdan Khmelnitsky Street, # 13A
Kyiv, Ukraine 01030
(Address of principal executive offices, zip code)

+380 636419991
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 11, 2013, there were 5,000,000 shares of common stock, $0.00001 par value per share, outstanding.

UA GRANITE CORPORATION
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2013

INDEX

			Page

Part I.	Financial Information		4

	Item 1.	Financial Statements.	4

		Balance Sheets as of September 30, 2013 and March 31, 2013 (unaudited).	4

		Statements of Operations for the three and six months ended September 30, 2013, and the period from February 14, 2013 (Inception) to September 30, 2013 (unaudited).	5

		Statements of Cash Flows for the six month period ended September 30, 2013, and the period from February 14, 2013 (Inception) through September 30, 2013 (unaudited).	6

		Notes to Financial Statements (unaudited).	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	17

	Item 4.	Controls and Procedures.	17

Part II.	Other Information		17

	Item 1.	Legal Proceedings.	17

	Item 1A.	Risk Factors.	17

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	17

	Item 3.	Defaults Upon Senior Securities.	17

	Item 4.	Mining Safety Disclosures.	17

	Item 5.	Other Information.	18

	Item 6.	Exhibits.	18

Signatures			19

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of UA Granite Corporation, a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of market demand for consulting services of the type provided by the Company, the possibility that the company will not garner any customers, the Company’s need for and ability to obtain additional financing, the exercise of the majority control the Company’s sole officer and director presently holds of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

UA Granite Corporation
(A Development Stage Company)
Balance Sheets
September 30, 2013 and March 31, 2013
(unaudited)

	September 30, 2013	March 31, 2013

ASSETS

Current Assets

Cash	$3,266	$4,982

Total Assets	$3,266	$4,982

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts Payable and Accrued Liabilities	$2,000	$2,000

Due to Directors	5,123	5,123

Total Liabilities	7,123	7,123

Stockholders’ (Deficit)

Common Stock (75,000,000 shares authorized, par value 0.00001, 5,000,000 shares issued and outstanding as of September 30, 2013 and March 31, 2013)	50	50

Additional Paid in Capital	201	-

Deficit accumulated during the development stage	(4,108)	(2,191)

Total Stockholders’ Deficit	(3,857)	(2,141)

Total Liabilities and Stockholders’ (Deficit)	$3,266	$4,982

(The Accompanying Notes are an Integral Part of These Financial Statements)

UA Granite Corporation
(A Development Stage Company)
Statements of Operations
For the Three and Six Month Periods Ended September 30, 2013
and Period from February 14, 2013 (Inception) to September 30, 2013
(unaudited)

	Three Month Period Ended September 30, 2013	Six Month Period Ended September 30, 2013	February 14, 2013 (Inception) through September 30, 2013

Operating Expenses

Legal and accounting	$1,000	$1,700	$3,700

General and administrative	-	16	207

Total Operating Expenses	1,000	1,716	3,907

Other Expenses

Imputed interest expense	102	201	201

Net Loss	$(1,102)	$(1,917)	$(4,108)

Net Loss Per Common Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding	5,000,000	5,000,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

UA Granite Corporation
(A Development Stage Company)
Statements of Cash Flows
For the Six Month Period Ended September 30, 2013
and Period from February 14, 2013 (Inception) to September 30, 2013
(unaudited)

	Six Month Period Ended September 30, 2013	Inception February 14, 2013 to September 30, 2013

Operating Activities

Net loss	$(1,917)	$(4,108)

Adjustment to reconcile net loss to net cash used by operating activities:

Imputed interest	201	201

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	-	2,000

Net Cash Used in Operating Activities	(1,716)	(1,907)

Financing Activities

Proceeds from directors	-	5,123

Proceeds from issuance of common shares	-	50

Net Cash Provided by Financing Activities	-	5,173

Increase (Decrease) in Cash	(1,716)	3,266

Cash - Beginning of Period	4,982	-

Cash - End of Period	$3,266	$3,266

Supplemental Disclosure of Cash Flow Information

Interest	$-	$-
Income taxes	$-	$-

(The Accompanying Notes are an Integral Part of These Financial Statements)

UA Granite Corporation
(A Development Stage Company)
Notes to the Financial Statements
(unaudited)

NOTE 1 – NATURE OF OPERATIONS

DESCRIPTION OF BUSINESS AND HISTORY

The Company was incorporated on February 14, 2013 in the State of Nevada.

The Company does not have any revenues and has incurred losses since inception. Currently, the Company has no operations, has been issued a going concern opinion and relies upon the sale of our securities and loans from its sole officer and director to fund operations.

GOING CONCERN - These financial statements have been prepared on a going concern basis, which implies UA Granite Corporation will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should UA Granite Corporation be unable to continue as a going concern.  As at September 30, 2013 UA Granite Corporation has a working capital deficiency, has not generated revenues and has accumulated losses of $4,108 since inception.  The continuation of UA Granite Corporation as a going concern is dependent upon the continued financial support from its shareholders, the ability of UA Granite Corporation to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the UA Granite Corporation’ ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION -These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is March 31.

USE OF ESTIMATES - The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us July differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at September 30, 2013 or March 31, 2013.

DEVELOPMENT STAGE ENTITY – The Company complies with FASB guidelines for its description as a development stage company.

UA Granite Corporation
(A Development Stage Company)
Notes to the Financial Statements
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

INCOME TAXES - The Company accounts for income taxes under the provisions issued by the FASB which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company computes tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of September 30, 2013 and March 31, 2013, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2013. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

RECENTLY ISSUED ACCOUNTING STANDARDS - In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

UA Granite Corporation
(A Development Stage Company)
Notes to the Financial Statements
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

RECENTLY ISSUED ACCOUNTING STANDARDS -  Continued

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

NOTE 3 -INCOME TAXES

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.   The company does not have any uncertain tax positions.

The Company currently has net operating loss carryforwards aggregating $4,108, which expire through 2030. The deferred tax asset related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of September 30, 2013:

2013

Deferred tax assets	$1,438
Valuation allowance for deferred tax assets	(1,438)
Net deferred tax assets	$-

NOTE 4 – FAIR VALUE MEASUREMENTS

The Company adopted ASC No. 820-10 (ASC 820-10), Fair Value Measurements.  ASC 820-10 relates to financial assets and financial liabilities.

ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

UA Granite Corporation
(A Development Stage Company)
Notes to the Financial Statements
(unaudited)

NOTE 4 – FAIR VALUE MEASUREMENTS – Continued

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

●	Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

●	Level 2
Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3
Inputs that are both significant to the fair value measurement and unobservable.  These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and July include the Company's own data.)

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2013 and March 31, 2013:

Level 1: None
Level 2: None
Level 3: None
Total Gain (Losses): None

NOTE 5 - RELATED PARTY TRANSACTIONS

A director has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of September 30, 2013, the director has advanced a total of $5,123. The advances do not bear interest and are without specific terms of repayment. Imputed interest of $201 was charged to additional paid in capital during the six months ended September 30, 2013.

UA Granite Corporation
(A Development Stage Company)
Notes to the Financial Statements
(unaudited)

NOTE 6 - COMMON STOCK

As of September 30, 2013, UA Granite Corporation has issued 5,000,000 common shares. The 5,000,000 shares issued are founders shares. Imputed interest of $201 was charged to additional paid in capital during the six months ended September 30, 2013 for related party borrowings.

NOTE 7 – SUBSEQUENT EVENT

There are no subsequent events to report.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of UA Granite Corporation, a Nevada corporation and development-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the March 31, 2013 audited financial statements and related notes included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-189414), declared effective by the Securities and Exchange Commission on October 23, 2013. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

UA Granite Corporation (the “Company”) was incorporated in the State of Nevada on February 14, 2013 and established a fiscal year end of March 31.  It is a development-stage Company.

Going Concern

To date the Company has no operations or revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the financing we endeavor to obtain, as described in our Registration Statement on Form S-1, as amended (File No. 333-189414), declared effective with the Securities and Exchange Commission on October 23, 2013, and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed from the proceeds of a share subscription and loan from a shareholder.  From our inception to September 30, 2013, we have raised a total of $5,123 from a related-party loan from Mr. Tsapaliuk.  As of September 30, 2013, we have not raised any funds from the offer and sale of our common stock from our Form S-1, referenced above.

The Company plans to raise additional funds through debt or equity offerings.  There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the policies below as critical to our business operations and to the understanding of our financial results:

BASIS OF PRESENTATION –The Company’s financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is March 31.

USE OF ESTIMATES - The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us July differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at September 30, 2013 or March 31, 2013.

DEVELOPMENT STAGE ENTITY – The Company complies with FASB guidelines for its description as a development stage company.

INCOME TAXES - The Company accounts for income taxes under the provisions issued by the FASB which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company computes tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of September 30, 2013 and March 31, 2013, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2013. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

RECENTLY ISSUED ACCOUNTING STANDARDS - In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

●
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

●
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

12-MONTH PLAN OF OPERATION

Our plan of operations over the 12 month period following successful completion of our offering 2,500,000 shares of common stock for an aggregate offering price of $100,000 (the “Offering”), registered under Registration Statement on Form S-1, as amended (File No. 333-189414), declared effective by the Securities and Exchange Commission on October 23, 2013, is to develop our business and then raise sufficient suitable additional financing to expand our business. In order to achieve our plan, we have established the following goals for this initial 12 month period:

In the next twelve months, following completion of the Offering, we plan to engage in the following activities to expand our business operations, using funds as follows:

	25% of	50% of	75% of	100% of
	shares sold	shares sold	shares sold	shares sold

Gross Proceeds from this Offering(1):	$25,000	$50,000	$75,000	$100,000
Offering Expenses (2)	17,307	17,307	17,307	17,307
Proceeds After Offering Expenses	$7,693	$32,693	$57,693	$82,693

Legal and Accounting fees	$7,000	$10,000	$10,000	$10,000
Website development and testing	$693	$3,000	$6,000	$8,000
Marketing (3)	$-0-	$20,000	$30,000	$36,000
Establishing an office	$-0-	$-0-	$4,000	$6,000
Samples and shipping	$-0-	$-0-	$5,000	$10,000
Salaries/commissions	$-0-	$-0-	$2,693	$12,693

(1)	Expenditures for the 12 months following the completion of this offering. The expenditures are categorized by significant area of activity.
(2)
Estimated costs of this offering of approximately $17,307 consists of $10,000 of legal fees, $5,000 of accounting and auditing fees, $800 of transfer agent fees, $500 of printing fees, 1,000 of miscellaneous costs, and approximately $7.00 for the SEC registration fee for this offering.

(3)	Includes travel costs to trade shows and exhibits.

During the first stages of our growth, our director will provide all of the labor required to execute our business plan at no charge, except we intend to hire a website programmer on a contract basis for three months at an estimated cost of $693-$8,000 to develop and test our website.

Myroslav Tsapaliuk, our President, will devote approximately 30% of his time to our operations. Once we begin operations, and are able to attract more and more customers to buy our product, Mr. Tsapaliuk has agreed to commit more time as required. Because Mr. Tsapaliuk will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

We believe we can satisfy our cash requirements during the next 12 months.  If the need for cash arises before we complete our public offering, we may be able to borrow funds from our directors although there is no such formal agreement in writing. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees. Upon completion of our public offering, our specific goal is to profitably sell our product. Our plan of operations is as follows:

Establishment of Our Office

Month 1-2: Myroslav Tsapaliuk, our President, will take care of our initial administrative duties.  If less than 75% of the shares in this offering are sold, Mr. Tsapaliuk will continue to work office presently provided by him, at no cost to us. If we sell 75% of the shares in this offering, we will spend up to $4,000 to set up an office.  If we sell 100% of the shares in this offering we will spend up to $6,000 to set up an office.  The office, if and when setup, will be used for initial communication with supplier and distributors and hold all related samples and paperwork.

Development of Our Website

Months 3-5:  During this period, we intend to develop our website. We plan to hire a web designer to help us with the design and development of our website. We do not have any written agreements with any web designers at the present time. The website development costs, including site design and implementation will be $693 (for initial design and planning) -$8,000 (for completion). Updating and improving our website will continue throughout the lifetime of our operations.

Negotiation With Potential Customers (Distributors And Brokers)

Months 5-12:  We hope to negotiate agreements with national hardware and garden store chains and medium-sized retail and wholesale flooring companies. We do not have any written agreements with them at current time but we will be shipping samples from Ukraine directly to several buyers in order to secure contracts with these companies. Shipping samples to our main prospects should cost no more than $10,000 in expenses, that will include samples and shipping from Ukraine to the United States.  As soon as we get approval from potential buyers the product will be shipped directly from manufacturer to the buyer.

Marketing

Months 5-12:  We plan to advertise through home decor trade shows and a road show campaign at the stores of our future customers, distributors and brokers. We intend to develop and maintain a database of potential customers who may want to purchase granite products from us. We will follow up with these clients periodically, send them our new catalogues and offer them presentations and special discounts from time to time. We plan to print catalogues and flyers and mail them to potential customers. We intend to use marketing strategies, such as web advertisements, direct mailing, and phone calls to acquire potential customers. If we sell less than 50% of the shares in this offering, we will not spend any funds on marketing.  If we sell 50% of the shares in this offering, we will spend $20,000 on marketing efforts during the first year.  If we sell 75% of the shares in this offering, the amount we spend on marketing will increase to $30,000. If we sell 100% of the shares in this offering, the amount we spend on marketing will increase to $36,000.  Marketing is an ongoing matter that will continue during the life of our operations.

Hire a Salesperson

Months 8-10:  We intend to hire one salesperson with experience and established network in the building material distribution industry. The salesperson’s job would be to find new potential customers, and to execute agreements with them to buy our granite products.  If we sell less than 75% of the shares in this offering, we will not hire a sales person.  If we sell 75% or more of the shares in this offering, we will spend between $2,693 and $12,693 on hiring a salesperson.

Our ability to achieve our business objectives and goals is entirely dependent upon the amount of shares sold in the Offering.

We currently do not have any arrangements regarding the Offering or following this Offering for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain further financing, the successful development of our planned business consulting services, a successful marketing and promotion program, and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There are no assurances that we will be able to obtain further funds required for our continued operations. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

Results of Operations

The three and six months ended September 30, 2013, and the period from February 14, 2013 (Inception) to September 30, 2013 (unaudited)

We recorded no revenues for the three and six months ended September 30, 2013, or from the period from inception on February 14, 2013 to September 30, 2013.

For the three months ending September 30, 2013, total operating expenses were $1,102, consisting of legal and accounting expenses of $1,000, and interest expense of $102.

For the six months ending September 30, 2013, total operating expenses were $1,917, consisting of legal and accounting expenses of $1,700, interest expense of $201, and general and administrative expenses of $16.

From the period of February 14, 2013 (inception) to September 30, 2013, we incurred total operating expenses and a net loss of $4,108.

Liquidity and Capital Resources

At September 30, 2013, we had a cash balance of $3,266. We do not have sufficient cash on hand to commence our 12-month plan of operation or to fund our ongoing operational expenses beyond 12 months, and  ur current cash and net working capital balance is only sufficient to cover our expenses for filing required quarterly and annual reports with the Securities and Exchange Commission and our status as a corporation in the State of Nevada for the next 12 months.. We will need to raise funds to commence our 12-month plan of operation and fund our ongoing operational expenses. We believe that additional funding will likely come from equity financing from the sale of our common stock in the Offering. If we are successful in completing the Offering, existing shareholders, presently only Myroslav Tsapaliuk, our sole officer and director, will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock in the Offering to fund our 12-month plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to 12-month plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4.    CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2013.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A.RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

 ITEM 4.    MINING SAFETY DISCLOSURES.

None.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

(a)    Exhibits required by Item 601 of Regulation SK.

Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*      XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)   Filed and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-189414), as filed with the Securities and Exchange Commission on June 18, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UA GRANITE CORPORATION
(Name of Registrant)

Date: November 14, 2013	By:	/s/ Myroslav Tsapaliuk
	Name:	Myroslav Tsapaliuk
	Title:	President and Chief Executive Officer, Chief Financial Officer, and Treasurer (principal executive officer, principal accounting officer and principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*      XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)   Filed and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-189414), as filed with the Securities and Exchange Commission on June 18, 2013.