Form 10-Q
period 2013-12-31
UA Granite Corp
filed 2014-02-12
CIK 1577882

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

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

As of February 01, 2014, there were 5,650,000 shares of common stock, $0.00001 par value per share, outstanding.

UA GRANITE CORPORATION
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2013

INDEX

Index			Page

Part I.	Financial Information

	Item 1.	Financial Statements

		Balance Sheets as of December 31, 2013 and March 31, 2013 (unaudited)	4

		Statements of Operations for the three and nine months ended December 31, 2013, and the period from February 14, 2013 (Inception) to December 31, 2013 (unaudited)	5

		Statements of Cash Flows for the nine month period ended December 31, 2013, and the period from February 14, 2013 (Inception) through December 31, 2013 (unaudited)	6

		Statement of Changes in Stockholders’ Equity (Deficit) from February 14, 2013 (inception) through December 31, 2013 (unaudited)	7

		Notes to Financial Statements (unaudited).	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	11

	Item 4.	Controls and Procedures.	11

Part II.	Other Information

	Item 1.	Legal Proceedings.	11

	Item 1A.	Risk Factors	11

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	11

	Item 3.	Defaults Upon Senior Securities.	11

	Item 4.	Mining Safety Disclosures.	12

	Item 5.	Other Information.	12

	Item 6.	Exhibits.	12

Signatures			12

FINANCIAL STATEMENTS

UA Granite Corporation

(A Development Stage Company)

December 31, 2013

Index
Balance Sheets as of December 31, 2013 (unaudited) and March 31, 2013	F-1

Statements of Operations for the three and nine month periods ended December 31, 2013 and from February 14, 2013 (inception) through December 31, 2013 (unaudited)	F-2

Statements of Cash Flows for the nine month period ended December 31, 2013 and from February 14, 2013 (inception) through December 31, 2013 (unaudited)	F-3

Statement of Changes in Stockholders’ Equity (Deficit) from February 14, 2013 (inception) through December 31, 2013 (unaudited)	F-4

Notes to the Financial Statements (unaudited)	F-5

UA Granite Corporation
(A Development Stage Company)
Balance Sheets
December 31, 2013 and March 31, 2013
(unaudited)

	December 31, 2013	March 31, 2013
ASSETS
Current Assets
Cash	$23,244	$4,982
Total Assets	$23,244	$4,982
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Liabilities	$2,000	$2,000
Due to Directors	5,123	5,123
Total Liabilities	7,123	7,123
Stockholders’ Equity (Deficit)
Common Stock (75,000,000 shares authorized, par value 0.00001, 5,650,000 and 5,000,000 shares issued and outstanding at December 31, 2013 and March 31, 2013, respectively)	57	50
Additional Paid in Capital	26,296	-
Deficit accumulated during the development stage	(10,232)	(2,191)
Total Stockholders’ Equity (Deficit)	16,121	(2,141)
Total Liabilities and Stockholders’ Equity (Deficit)	$23,244	$4,982

(The Accompanying Notes are an Integral Part of These Financial Statements)

UA Granite Corporation
(A Development Stage Company)
Statements of Operations
For the Three and Nine Month Periods Ended December 31, 2013
and Period from February 14, 2013 (Inception) to December 31, 2013
(unaudited)

	Three Month Period Ended December 31, 2013	Nine Month Period Ended December 31, 2013	February 14, 2013 (Inception) through December 31, 2013
Operating Expenses
Legal and accounting	$6,000	$7,700	$9,700
General and administrative	22	38	229
Total Operating Expenses	6,022	7,738	9,929
Other Expense
Imputed interest expense	102	303	303
Net Loss	$(6,124)	$(8,041)	$(10,232)
Net Loss Per Common Share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding	5,134,239	5,044,909

(The Accompanying Notes are an Integral Part of These Financial Statements)

UA Granite Corporation
(A Development Stage Company)
Statements of Cash Flows
For the Nine Month Period Ended December 31, 2013
and Period from February 14, 2013 (Inception) to December 31, 2013
(unaudited)

	Nine Month Period Ended December 31, 2013	Inception February 14, 2013 to December 31, 2013
Operating Activities
Net loss	$(8,041)	$(10,232)
Adjustment to reconcile net loss to net cash used by operating activities:
Imputed interest	303	303

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	-	2,000
Net Cash Used in Operating Activities	(7,738)	(7,929)
Financing Activities
Proceeds from directors	-	5,123
Proceeds from issuance of common shares	26,000	26,050
Net Cash Provided by Financing Activities	26,000	31,173
Increase (Decrease) in Cash	18,262	23,244
Cash - Beginning of Period	4,982	-
Cash - End of Period	$23,244	$23,244
Supplemental Disclosure of Cash Flow Information
Interest	$-	$-
Income taxes	$-	$-

(The Accompanying Notes are an Integral Part of These Financial Statements)

UA Granite Corporation
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
From Inception February 14, 2013 to December 31, 2013
(unaudited)

				Deficit Accumulated
	Common Stock		Additional Paid	During the Development
	Shares	Amount	in Capital	Stage	Total
Balance at February 14, 2013	-	$-	$-	$-	$-
Issuance of founder’s share	5,000,000	50	-	-	50
Net loss	-	-	-	(2,191)	(2,191)
Balances at March 31, 2013	5,000,000	50	-	(2,191)	(2,141)
Issuance of shares for cash	650,000	7	25,993	-	26,000
Imputed interest	-	-	303	-	303
Net loss	-	-	-	(8,041)	(8,041)
Balances at December 31, 2013	5,650,000	$57	$26,296	$(10,232)	$16,121

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

GOING CONCERN - These financial statements have been prepared on a going concern basis, which implies UA Granite Corporation will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should UA Granite Corporation be unable to continue as a going concern.  As at December 31, 2013 UA Granite Corporation has a working capital deficiency, has not generated revenues and has accumulated losses of $10,232 since inception.  The continuation of UA Granite Corporation as a going concern is dependent upon the continued financial support from its shareholders, the ability of UA Granite Corporation to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the UA Granite Corporation’ ability to continue as a going concern.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at December 31, 2013 or March 31, 2013.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of December 31, 2013 and March 31, 2013, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2013. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

RECENTLY ISSUED ACCOUNTING STANDARDS -  Continued

-	accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

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

The Company currently has net operating loss carryforwards aggregating $10,232, which expire through 2030. The deferred tax asset related to the carryforwards has been fully reserved.

UA Granite Corporation
(A Development Stage Company)
Notes to the Financial Statements
(unaudited)

NOTE 3 – INCOME TAXES – Continued

The Company has deferred income tax assets, which have been fully reserved, as follows as of December 31, 2013:

2013
Deferred tax assets	$3,581
Valuation allowance for deferred tax assets	(3,581)
Net deferred tax assets	$-

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

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

•	Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2
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

UA Granite Corporation
(A Development Stage Company)
Notes to the Financial Statements
(unaudited)

NOTE 4 – FAIR VALUE MEASUREMENTS

•	Level 3
Inputs that are both significant to the fair value measurement and   unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and July include the Company's own data.)

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2013 and March 31, 2013:

Level 1: None

Level 2: None

Level 3: None

Total Gain (Losses): None

NOTE 5 - RELATED PARTY TRANSACTIONS

A director has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of December 31, 2013, the director has advanced a total of $5,123. The advances do not bear interest and are without specific terms of repayment. Imputed interest of $303 was charged to additional paid in capital during the nine months ended December 31, 2013.

NOTE 6 - COMMON STOCK

On February 14, 2013, the Company issued 5,000,000 common shares to the founder of the Company. Imputed interest of $303 was charged to additional paid in capital during the nine months ended December 31, 2013 for related party borrowings.

On December 12, 2013, the Company issued 650,000 common shares for total proceeds of $26,000.

As of December 31, 2013, UA Granite Corporation has issued 5,650,000 common shares.

NOTE 7 – SUBSEQUENT EVENT

There are no subsequent events to report.

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

Our activities have been financed from the proceeds of a share subscription and loan from a shareholder.  From our inception to December 31, 2013, we have raised a total of $5,123 from a related-party loan from Mr. Tsapaliuk.

The Company issued 5,000,000 shares of common stock as founder’s shares to the President and Director of the Company in February 2013.

The Company issued 650,000 shares of common stock in December 2013 at $0.04 per share for total proceeds of $26,000.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at December 31, 2013 or March 31, 2013.

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

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of December 31, 2013 and March 31, 2013, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2013. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

RECENTLY ISSUED ACCOUNTING STANDARDS - In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

•
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

•
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

12-MONTH PLAN OF OPERATION

 The Company issued 650,000 shares of common stock in December 2013 at $0.04 per share for total proceeds of $26,000.

(1)	Expenditures for the 12 months following the completion of the offering. The expenditures are categorized by significant area of activity.
(2)
Estimated costs of this offering of approximately $17,307 consists of $10,000 of legal fees, $5,000 of accounting and auditing fees, $800 of transfer agent fees, $500 of printing fees, 1,000 of miscellaneous costs, and approximately $7.00 for the SEC registration fee for this offering.

(3)	Includes travel costs to trade shows and exhibits.

During the first stages of our growth, our director will provide all of the labor required to execute our business plan at no charge, except we intend to hire a website programmer on a contract basis for three months at an estimated cost of $693 to develop and test our website.

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

Establishment of Our Office

Month 1-2: Myroslav Tsapaliuk, our President, will take care of our initial administrative duties.  Mr. Tsapaliuk will continue to work from office presently provided by him, at no cost to us.

Development of Our Website

Months 1-4:  During this period, we intend to develop our website. We plan to hire a web designer to help us with the design and development of our website. We do not have any written agreements with any web designers at the present time. The website development costs, including site design and implementation will be $693 (for initial design and planning). Updating and improving our website will continue throughout the lifetime of our operations.

Negotiation With Potential Customers (Distributors And Brokers)

Months 4-12:  We hope to negotiate agreements with national hardware and garden store chains and medium-sized retail and wholesale flooring companies. We do not have any written agreements with them at current time but we will be shipping samples from Ukraine directly to several buyers in order to secure contracts with these companies. Shipping samples to our main prospects should cost no more than $5,000 in expenses, that will include samples and shipping from Ukraine to the United States.  As soon as we get approval from potential buyers the product will be shipped directly from manufacturer to the buyer.

Marketing

Months 5-12:  We plan to advertise through home decor trade shows and a road show campaign at the stores of our future customers, distributors and brokers. We intend to develop and maintain a database of potential customers who may want to purchase granite products from us. We will follow up with these clients periodically, send them our new catalogues and offer them presentations and special discounts from time to time. We plan to print catalogues and flyers and mail them to potential customers. We intend to use marketing strategies, such as web advertisements, direct mailing, and phone calls to acquire potential customers. We will spend $11,000 on marketing efforts during the first year.  Marketing is an ongoing matter that will continue during the life of our operations.

Hire a Salesperson

Months 8-12:  We intend to hire one salesperson with experience and established network in the building material distribution industry. The salesperson’s job would be to find new potential customers, and to execute agreements with them to buy our granite products.  We plan to pay him commissions from our sale.

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

Results of Operations

The three and nine months ended December 31, 2013, and the period from February 14, 2013 (Inception) to December 31, 2013 (unaudited)

We recorded no revenues for the three and nine months ended December 31, 2013, or from the period from inception on February 14, 2013 to December 31, 2013.

For the three months ending December 31, 2013, total operating expenses were $6,022, consisting of legal and accounting expenses of $6,000, and general and administrative expense of $22.

For the nine months ending December 31, 2013, total operating expenses were $7,738, consisting of legal and accounting expenses of $7,700  and general and administrative expenses of $38.

From the period of February 14, 2013 (inception) to December 31, 2013, we incurred total operating expenses $9,929 and a net loss of $10,232.

Liquidity and Capital Resources

At December 31, 2013, we had a cash balance of $23,244. We  have  cash on hand to commence our 12-month plan of operation  and  our current cash and net working capital balance is sufficient to cover our expenses for filing required quarterly and annual reports with the Securities and Exchange Commission and our status as a corporation in the State of Nevada for the next 12 months. If we are not able to start our profitable operations during the next 12 months our business will fail.

Subsequent Events

 None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

 DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of December 31, 2013.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

 ITEM 4.  MINING SAFETY DISCLOSURES.

None.

 ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Exhibit	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

UA GRANITE CORPORATION
(Name of Registrant)

Date: February 12, 2014	By:	/s/ Myroslav Tsapaliuk
	Name:	Myroslav Tsapaliuk
	Title:	President and Chief Executive Officer, Chief Financial Officer, and Treasurer (principal executive officer, principal accounting officer and principal financial officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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