Form 10-K
period 2014-03-31
UA Granite Corp
filed 2014-06-27
CIK 1577882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

Commission File No. 333-189414

UA GRANITE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	99-0373067
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10 Bogdan Khmelnitsky Street, # 13A

Kyiv, Ukraine 01030

(Address of principal executive offices, zip code)

+380 636419991

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,

if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

At September 30, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $0.  At June 25, 2014, there were 5,650,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.  At March 31, 2014, the end of the Registrant’s most recently completed fiscal year, there were 5,650,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

UA GRANITE CORPORATION

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of UA Granite Corporation, a Nevada corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results.

Our management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

All references in this Form 10-K to the  “Company”, “UA Granite Corporation”, “UA Granite” “we”, “us,” or “our” are to UA Granite Corporation.

PART I

ITEM 1.	BUSINESS

ORGANIZATION WITHIN THE LAST FIVE YEARS

On February 14, 2013, the Company was incorporated under the laws of the State of Nevada. We are engaged in the business of marketing and distributing finished granite products.

Myroslav Tsapaliuk has served as our President, Treasurer and as a Director, from February 14, 2013, until the current date.  Our board of directors is comprised of one person: Myroslav Tsapaliuk.

We are authorized to issue 75,000,000 shares of common stock, par value $.001 per share.  On February 14, 2013, Myroslav Tsapaliuk, our President and a Director purchased an aggregate of 5,000,000 shares of common stock at $0.00001 per share, for aggregate proceeds of $50.00. On December 12, 2013, the Company entered into agreements to sell 650,000 common shares from the October 2013 Form S-1 to 28 purchasers for total proceeds of $26,001.

IN GENERAL

We were incorporated on February 14, 2013 in the State of Nevada.  We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.  Since incorporation, we have not made any significant purchase or sale of assets.  We are not a “blank check company,” as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, as amended, because we have a specific business plan or purpose.  We have not had preliminary contact or discussions with, nor do we have any plans, proposals, arrangements or understandings with, any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.  No proceeds raised in the offering will be used towards any such business combination.

From inception until the date of this filing we have had limited operating activities, primarily consisting of the incorporation of our company, the initial equity funding by our sole officer and director, engaging in market research and entering into a supply agreement.  We received our initial funding by way of a loan of $5,123 from our sole officer and director and through a private placement of 5,000,000 shares of common stock to our sole officer and director who has purchased an aggregate of 5,000,000 shares at $0.00001 per share.

Our financial statements from inception (February 14, 2013) through our first fiscal year ended March 31, 2014, report no revenues and a net loss of $26,106.  Our independent auditor has issued an audit opinion for our Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We are a development stage company which is in the business of marketing and distributing finished granite products.  We intend to use the net proceeds from this offering to develop our business operations.  To implement our plan of operations we require a minimum funding of $82,693 for the next twelve months.  After twelve months period we may need additional financing.  If we do not generate any revenue we may need a minimum of $10,000 of additional funding to pay for SEC filing requirements.  Myroslav Tsapaliuk, our President and a Director, has agreed to loan the Company funds, however, he has no firm commitment, arrangement or legal obligation to advance or loan funds to the Company.  We have no revenues and have incurred losses since inception. The Company’s principal offices are located at 10 Bogdan Khmelnitsky Street, # 13A, Kyiv, Ukraine 01030.

Our operations to date have been devoted primarily to start-up and development activities, which include: (i) formation of the Company; (ii) development of our business plan; (iii) market research related to granite products, and (iv) entering into a supply agreement.

INITIAL FOCUS OF OUR BUSINESS

We are in the early stages of developing our plan to distribute granite products in the United States in forms including but not limited to countertops, chopped (or split) stone blocks, stone blocks with an absolute sawn finish and with chopped-sawn (split and sawn) finish for road surface, kerbstones (border stones), stairs and paving tiles with different kinds of surfaces (chopped, sawn, polished and flamed), decorative tiles with surface like “Rock” and many other kinds of products made from natural granite of Ukrainian deposits.  If our business is initially successful in the United States, then we will focus on other markets.

We currently have no revenues, no operating history, and no orders to purchase granite products.  Our plan of operations over the 12 month period following successful completion of our offering is to develop and establish our granite products distribution business by establishing our office, developing our website, attempting to enter into supply agreements with prospective retailers of granite products, engage in advertising and marketing activities and hire a sales person.  Our marketing and advertising activities that we plan on conducting are advertising through home shows, on the Internet, and through distributors, and our sales person located in Ukraine intends to interact with U.S. customers via e-mail, telephone and sample shipping. We have registered the domain name UA-Granite.com. We currently have commercial granite products available, but do not expect to be selling such granite products until approximately 12 months following the completion of this offering.

OVERVIEW OF GRANITE IN UKRAINE

Deposits of Ukrainian natural granite can be categorized as follows (by name Ukrainian name of granite, followed by the region of Ukraine where the granite is located:

Anastasievske Granite; Kirovohrad region
Bekarivske Granite; Zaporizhzhya region
Bohuslavske Granite; Kyiv region
Bohuslavske Granite; Kyiv region
Boltyshske Granite; Dnipropetrovsk region
Chovnovske Granite; Zhytomyr region
Didkovytske Granite; Zhytomyr region
Gorikhivske Granite; Kirovohrad region
Ivanivske Granite; Kirovohrad region
Kapustyanske Granite; Kirovohrad region
Kapustyanske Granite; Kirovohrad region
Kholosnivske Granite; Zhytomyr region

Khotyzhske Granite; Zhytomyr region
Klesivske Granite; Rivne region
Klesivske Granite; Rivne region
Konstyantynivske Granite; Mykolaiv region
Kornynske Granite; Zhytomyr region
Korostyshivske Granite; Zhytomyr region
Krupske 2 Granite; Kirovohrad region
Kudashevske Granite; Dnipropetrovsk region
Loznytske Granite; Zhytomyr region
Malofedorivske Granite; Mykolaiv region
Maryanivske Granite; Zhytomyr region
Maslavske Granite; Zhytomyr region
Mezhyritske Granite; Zhytomyr region
Myrnyanske Granite; Zhytomyr region
Novo-Danylivske Granite; Mykolaiv region
Novoselivske Granite; Mykolaiv region
Omelyanivske Granite; Zhytomyr region
Osmalinske Granite; Rivne region
Pivnichne Granite; Mykolaiv region
Pivnichno-Tanske Granite; Cherkasy region
Raikivske Granite; Zhytomyr region
Rakhny-Polivske Granite; Vinnytsya region
Sofiyivske Granite; Mykolaiv region
Starobabanske Granite; Cherkasy region
Stylske Granite; Donetsk region
Sychivske Granite; Zhytomyr region
Symonivske Granite; Zhytomyr region
Tanske Granite; Cherkasy region
Tashlytske Granite; Kirovohrad region
Tokivske Granite; Dnipropetrovsk region
Tokivske Granite; Dnipropetrovsk region
Tokivske Granite; Dnipropetrovsk region
Tokivske Granite; Dnipropetrovsk region
Tokivske Granite; Dnipropetrovsk region
Tokivske Granite; Dnipropetrovsk region
Trykratnenske Granite; Mykolaiv region
Tserkovne Granite; Rivne region
Tyvrovske Granite; Vinnytsya region
Vasylivske Granite; Zhytomyr region
Voinovske Granite; Kirovohrad region
Yantsivske Granite; Zaporizhzhya region
Yevdokymivske Granite; Kirovohrad region
Yuriyivske Granite; Mykolaiv region
Zelenytske Granite; Zhytomyr region
Zhezhelivske Granite; Vinnytsya region
Zlynkivske Granite; Kirovohrad region
Zubrynske Granite; Zhytomyr region

The three main products in the cut stone products industry are granite, marble, and limestone. Granite from Ukraine, like elsewhere, is usually a light-colored rock that is usually found in mountainous regions, comprised primarily of varying amounts of quartz and feldspar. About half of all cut granite is used in buildings, and the remainder is used to create monuments and miscellaneous products.

Each year, hundreds of thousands of cubic meters of blocks, slabs and tiles made of granite, gabbro and labradorit are exported from Ukraine to Europe, North America and Asia. Ukraine's massif of crystalline (primarily granite) stone is the world's second largest of such stone found close to the surface. The largest part of explored deposits is located in Zhytomyr region of Ukraine, where granite has been mined since the 19th century.  More than 200 deposits of granite, gabbro and labradorit are currently being mined in Ukraine. There are more than 150 stone mining businesses and over 2,000 stone processing businesses in Ukraine.

Methods of stone extraction in Ukraine are as follows. Dimension stone is usually removed from open pits in rectangular blocks, although some rock is mined from tunnel quarries. A channeling machine is used to cut softer rocks, such as limestone, marble, and sandstone, into blocks that are removed by cranes and hauled away for use elsewhere. The rock also may be cut by wire sawing, which involves pulling a wire surrounded by an abrasive slurry back and forth along the stone. The stone is hauled from the quarry to a processing plant where it is cut, shaped, polished, and coated.  Most dimension stone in Ukraine is finished into masonry veneer for use as fascia on buildings. The stone veneer is anchored to a structural frame or backing, often giving the impression that the structure is built with stone blocks.  A significant portion of cut stone originating from Ukraine is shaped and finished into surfaces for floors, walls, tables, and counters.

CHARACTERISTICS OF GRANITE AS A CONSUMER PRODUCT

Granite is the rock most often quarried as a “dimension stone” (a natural rock material that has been cut into blocks or slabs of specific length, width and thickness).  Granite is hard enough to resist most abrasion, strong enough to bear significant weight, inert enough to resist weathering and it accepts a brilliant polish. These characteristics make it a very desirable and useful dimension stone.

Granite has been used for thousands of years in both interior and exterior applications. Rough-cut and polished granite is used in buildings, bridges, paving, monuments and many other exterior projects.  Indoors, polished granite slabs and tiles are used in countertops, tile floors, stair treads and many other practical and decorative features.

We believe that granite is frequently selected as a construction material because it is a prestige material, used in projects to produce impressions of elegance, durability and lasting quality.

We believe that granite is appealing to consumers because it is a   durable material .   For example, paved granite roads are resistible to mechanical loadings, vibrations, destroyable process of atmospheric phenomena and temperature cycles. Stone blocks don’t absorb moisture, petrol and other chemical liquids.  It possesses inert chemical composition. Being paved according to the out-off-cement technology the granite stone block carpet freely skips the atmospheric sinking and does not require the strict observance of slopes.

US GRANITE MARKET OVERVIEW

According to Stoneupdate.com, in 2012 “‘[r]eceived shipments of “worked” (slab/tile-cut) granite totaled 1,412,956 metric tons last year [in 2012], up 2.0% from 2011, according to data released this morning [February 11, 2013] by the U.S. International Trade Commission. .. . . Annual shipments remain below 2010’s 1.6 million metric tons, but well above the low point of 1.1 million metric tons in 2009. . . . Granite imports reached an all-time high of 2.6 million metric tons in 2006, when Brazil also set the record for annual shipments by a country with 985,764 metric tons. . . . U.S. worked-granite import values totaled $1.08 billion last year [2012], up 7.0% from 2011. Brazil topped the list at $479.1 million, up 5.4% from the previous year [2011]; China scored second at $245.9 million, an increase from 2011 of 15.9%. India and Italy repeated as third and fourth with $163.4 million and $116.7 million, respectively.

Stoneupdate.com is a website that disseminates news, information and articles on stone, quartz and other hard surfaces for countertops, flooring and other commercial and residential uses.

OUR PRODUCTS

We initially plan to sell products made from 18 different types of granite, examples of which are as follows:

Because granite is a natural material, rough block, slabs, tiles, and monuments may vary in color and veining, therefore the examples above are likely to be slightly different in color and pattern from actual granite material in our products.

Our retail pricing for our products will reflect market prices and be approximately the same as competing products.  Presently, examples of our pricing are as follows:

Thickness	20mm	30mm	40mm	50mm	60mm
Peacock Tail	$60	$64	$68	$75	$90
Real Grey	$63	$66	$70	$78	$96
Maple Red	$58	$63	$67	$73	$88
Leopard	$55	$59	$63	$70	$85
Kometa Black	$65	$68	$71	$80	$98

We have located and entered into preliminary discussions with several suppliers of granite products in Ukraine.  We have also entered into a supply agreement with LLC Ukr Stone of Ukraine.  The material terms of the supply agreement are that we must pay for the purchase of granite goods within 60 days from the time they are received at the final destination port, which is initially planned to be in the United States.  Until such time as we accept deliver of granite products, all risk of loss of the granite products shall be on the supplying seller.  We will have the right to inspect the goods on arrival and have 7 days to notify the supplying seller of any claim for damages with respect to the condition, grade or quality of the granite products.   We will transmit any orders received to our supplier for shipment.  Our customers will be responsible to cover the shipping costs.  Shipping costs will be automatically added to a customer’s final bill.  Additionally, under the agreement, we are not obligated to purchase any minimum about of granite products, and the agreement has a term of two years, which expires June 3, 2015.

UA Granite has conducted research in regards to organization, pricing and customs clearance of granite products into USA from Ukraine. We have obtained quotes for shipping container loads from the Port of Odessa in Ukraine to port of New York, New York and found several carriers suitable for our purposes (Maersk, etc). We have also obtained information in regards to import of granite products from Ukraine into USA.

We expect to ship our products to ports in the New York City area.  Our research indicates that the price of shipping a 20-foot container of granite via sea from the port in Odessa, Ukraine, is $3,000, and $3,800 for a 40-foot container of granite.

In the United States, imported Granite products from Ukraine have an import duty rate of 3.7% of the purchase price and a merchandise processing fee approximately $70 per shipment.

MARKETING

We believe that the best way to market our products is throughout natural stone trade shows.  There are various natural stone trade shows and exhibits that take place every year, such as “Surfaces,” that take place every winter Coverings that takes place every spring – just to name a few.  We also plan to market our products through (i) magazines, such as Stoneworld and Graniteland, (ii) Internet advertising on websites, such as stonenetwork.com, natural-stone.com, stonecontact.com), and (iii) through our website that we plan to develop as part of our 12-month plan of operation, and (iv) various social networking sites.  We believe that we can establish relationships with and cut stone and granite product distributors in the United States through these mediums of communication.

COMPETITION

There are many well-established manufacturing, distribution and retail sales companies in cut stone industry.  Most of our competitors have greater financial resources than we do and will be able to withstand sales or price decreases better than we are.  We also expect to continue to face competition from new market entrants.  We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research expenditures since our incorporation.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the construction and operation of any facility in any jurisdiction which we would conduct activities.

We do not believe that any existing or probable government regulation on our business, including any applicable export or import regulation or control imposed by Ukraine or the United States will have a material impact on the way we conduct our business.

PATENTS, TRADEMARKS AND COPYRIGHTS

We do not own, either legally or beneficially, any patents or trademarks.  We intend to protect our website with copyright laws. Beyond our trade name, we do not hold any other intellectual property.

FACILITIES

We currently do not own any physical property or own any real or intangible property.  Our current business address is 10 Bogdan Khmelnitsky Street, # 13A, Kyiv 01030, Ukraine.  Our telephone number is +380-636419991.

This is the office provided by our President, Myroslav Tsapaliuk.  Use of the office space is donated by Mr. Tsapaliuk at no cost to the Company.  We believe that this space is currently sufficient for our operations.  This location serves as our primary office for planning and implementing our business plan.  Management believes the current premises arrangements are sufficient for its needs for at least the next 12 months.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We have no employees as of the date of this Form 10-K.  Our sole officer and director, Myroslav Tsapaliuk, is an independent contractor to the Company and currently devotes approximately 20 hours per week to company matters. After receiving funding, Mr. Tsapaliuk plans to devote as much time to the operation of the Company as he determines is necessary for him to manage the affairs of the Company.  As our business and operations increase, we plan to hire full time management and administrative support personnel.

LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

PATENT, TRADEMARK, LICENSE & FRANCHISE RESTRICTIONS AND CONTRACTUAL OBLIGATIONS & CONCESSIONS

We currently do not own any intellectual property have not obtained any copyrights, patents or trademarks in respect of any intellectual property. Interactive entertainment software is susceptible to piracy and unauthorized copying. Our primary protection against unauthorized use, duplication and distribution of our services is copyright and trademark protection of our business consulting services and any related elements and enforcement to protect these interests. We do not anticipate filing any copyright or trademark applications related to any assets over the next 12 months.

We have not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

We have no research or development activities costs.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

In addition to being our sole officer and director, Mr. Tsapaliuk is currently our only employee. Mr. Tsapaliuk currently devotes approximately 20 hours per week to company matters. There is no formal employment agreement between the Company and Mr. Tsapaliuk. We do not anticipate hiring any additional employees or adding additional directors for the next 12 months.

GOVERNMENT APPROVALS AND RECOMMENDATIONS

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the construction and operation of any facility in any jurisdiction which we would conduct activities. We do not believe that government regulation will have a material impact on the way we conduct our business because there are no special licenses, permits or regulations specific to our business.

EMPLOYEES

Myroslav Tsapaliuk, our sole officer and director, is our sole employee.

OUR EXECUTIVE OFFICES

Our executive offices are located at 10 Bogdan Khmelnitsky Street, # 13A, Kyiv, Ukraine 01030.

LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our current business address is 10 Bogdan Khmelnitsky Street, # 13A, Kyiv, Ukraine 01030. Our office space has been provided by Mr. Tsapaliuk at no cost.

We currently operate out of the residence of our President, Myroslav Tsapaliuk, and will not pay any rent to Mr. Tsapaliuk until such time as we generate cash flow from our fund raising activities or operations. When we receive additional funding and need space beyond our present facility, we believe that we will be able to find ample suitable space within our projected budget as set forth above.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Since April 10, 2014, our shares of common stock have been quoted on the OTC Bulletin Board and the OTCPink tier of OTC Markets Group Inc., under the stock symbol “UAGZ.” The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTCQB. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended March 31, 2014	$0.00	$0.00
Three Months Ended December 31, 2013	$0.00	$0.00
Three Months Ended September 30, 2013	$0.00	$0.00
Three Months Ended June 30, 2013	$0.00	$0.00

TRANSFER AGENT

Our transfer agent is West Coast Stock Transfer, Inc., whose address is 721 N. Vulcan Ave., Ste. 205, Encinitas, California 92024, and whose telephone number is (619) 664-4780.

HOLDERS

As of March 31, 2014, the Company had 5,650,000 shares of our common stock issued and outstanding held by approximately 29 holders of record.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2014.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

UA Granite Corporation (the “Company” or “we”) was incorporated in the State of Nevada on February 14, 2013 and has a fiscal year end of March 31.  We are a development stage Company. Implementing our planned business operation is dependent on our ability to raise approximately $82,693.

Going Concern

To date the Company has little operations and no revenues, and consequently has incurred recurring losses from operations.  No revenues are anticipated until we complete the financing described in our Registration Statement on Form S-1, as amended (File No. 333-189414; the “October 2013 Form S-1”) and declared effective by the Securities and Exchange Commission on October 23, 2013, and implement our initial business plan.  The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed primarily from the proceeds of share subscriptions. As of March 31, 2014, Myroslav Tsapaliuk, our sole officer and director had advanced us a total of $5,123.  On December 12, 2013, the Company entered into agreements to sell 650,000 common shares from the October 2013 Form S-1 to 28 purchasers for total proceeds of $26,001 for an offering of shares from the October 2013 Form S-1. On February 14, 2013, we offered and sold 5,000,0000 shares of common stock to Myroslav Tsapaliuk, our sole officer and director, for aggregate proceeds of $50.

The Company plans to raise additional funds through debt or equity offerings.  There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

PLAN OF OPERATION

We are a development stage company with very limited financial backing and assets. We are only in the early stages of developing our business. We currently have nominal revenues and an extremely limited operating history, and few current clients for our services. We anticipate that we will not be profitable for at least 24-30 months from the date hereof, which is dependent on completion of a financing of $82,693 to complete our plan of operation disclosed in the October 2013 Form S-1. From inception until the date of this filing we have had limited operating activities, primarily consisting of the incorporation of our company, the initial equity funding by our officer and director and conducting our public offering under the October 2013 Form S-1.

We currently have only one employee, our sole office and director, Myroslav Tsapaliuk. During the first stages of our company's growth, our sole officer and director will provide his time free of charge to execute our business plan at no charge. Since we intend to operate with very limited administrative support, the officer and director will continue to be responsible for administering the company for at least the first year of operations. Management has the intention at this time to hire one consultant during the first year of operations, subject to financing. Due to limited financial resources, Mr. Tsapaliuk is planning to dedicate 20 hours per week to managing our business.

We cannot guarantee we will be successful in our business operations. Our business is subject to all of the risks inherent in the establishment of a new business enterprise and we are at least 12 months away from generating any meaningful revenue.

In the next twelve months we plan to engage in the following activities to expand our business operations, using funds as follows:

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

We currently do not have any arrangements regarding the October 2013 Form S-1 or following October 2013 Form S-1 for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain further financing, the successful development of our planned business consulting services, a successful marketing and promotion program, and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There are no assurances that we will be able to obtain further funds required for our continued operations. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

We will require additional funding to commence with our plan of operation; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with our plan of operation.

 RESULTS OF OPERATIONS

We have generated no revenues since inception on February 14, 2013, and have incurred $25,703 in expenses from inception through March 31, 2014.

For the year ended March 31, 2014, we incurred $23,915 in operating expenses, comprised of $9,705 in professional fees, $12,500 in consulting costs and $1,307 in general and administrative expenses. For the year ended March 31, 2013, we incurred $2,191 in operating expenses, consisting of $2,000 in professional fees and $191 in general and administrative expenses.

Our net loss since inception (February 14, 2013) through March 31, 2014 was $26,106.

The following table provides selected financial data about our company for the years ended March 31, 2014 and 2013.

Balance Sheet Data	March 31, 2014	March 31, 2012
Cash and Cash Equivalents	$19,971	$4,982
Total Assets	$19,971	$4,982
Total Liabilities	$19,923	$1,887
Shareholders’ Equity	$14,467)	$7,123

GOING CONCERN

We have never garnered any revenues and we are still devoting substantially all of our efforts on establishing the business and, therefore, we are a development stage company. From inception to March 31, 2014, the Company had accumulated losses of $26,106.  Our independent public accounting firm included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent public accounting firm.  Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014, we had a cash balance of $19,971. Our expenditures over the next 12 months are expected to be approximately $82,693.

At March 31, 2014, our cash position increased to $19,971 from a cash position of $4,982 at March 31, 2013.

We must raise approximately $82,693, to complete our plan of operation for the next 12 months.  Additionally, we anticipate spending an additional $15,000 on general and administration expenses and complying with reporting obligations, and general administrative costs.   Additional funding will likely come from equity financing from the sale of our common stock, if we are able to sell such stock. If we are successful in completing an equity financing, existing stockholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operation. In the absence of such financing, our business will fail.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our business and our business will fail.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Our financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is March 31.

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

Cash and Cash Equivalents - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at March 31, 2014 or March 31, 2013.

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

Loss Per Common Share   -   The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of March 31, 2014, and June 30, 2104, there were no common stock equivalents outstanding.

Fair Value Of Financial Instruments - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2014, and March 31, 2013. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8.	FINANCIAL STATEMENTS

UA Granite Corporation

(A Development Stage Company)

March 31, 2014

Index

Balance Sheets as of March 31, 2014 and March 31, 2013	20

Statements of Operations for the fiscal year ended March 31, 2014 and from February 14, 2013 (inception) through March 31, 2014 and 2013	21

Statements of Cash Flows for the fiscal year ended March 31, 2014 and from February 14, 2013 (inception) through March 31, 2014 and 2013	22

Deficit from February 14, 2013 (inception) through March 31, 2014	23

Notes to the Financial Statements	24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

UA Granite Corporation (A Development Stage Company)

Kyiv, Ukraine

We have audited the accompanying balance sheet of UA Granite Corporation (A Development Stage Company) as of March 31, 2014 and March 31, 2013 and the related statements of operations, stockholders’ deficit and cash flows for the year ended March 31, 2014 and for the period from February 14, 2013 (inception) through March 31, 2013 and March 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UA Granite Corporation as of March 31, 2014 and March 31, 2013  and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ M&K CPAS, PLLC

       M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

June 25, 2014

UA Granite Corporation

(A Development Stage Company)

Balance Sheets

March 31, 2014 and March 31, 2013

	March 31, 2014	March 31, 2013

ASSETS

Current Assets
Cash	$19,971	$4,982
Total Assets	$19,971	$4,982

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

(Accounts Payable) and Accrued Liabilities	$14,500	$2,000
Due to Directors	5,123	5,123
Total Liabilities	19,623	7,123
Stockholders’ Equity (Deficit)

Common Stock (75,000,000 shares authorized, par value 0.00001, 5,650,000 and 5,000,000 shares issued and outstanding) at March 31, 2014 and March 31, 2013, respectively	57	50

Additional Paid in Capital	26,397	—
Deficit accumulated during the development stage	(26,106)	(2,191)

Total Stockholders’ Equity (Deficit)	348	(2,141)

Total Liabilities and Stockholders’ Equity (Deficit)	$19,971	$4,982

(The Accompanying Notes are an Integral Part of These Financial Statements)

UA Granite Corporation

(A Development Stage Company)

Statements of Operations

For the Fiscal Year Ended March 31, 2014 and from February 14, 2013 (Inception) to March 31, 2014 and 2013

	Fiscal Year Ended March 31, 2014	February 14, 2013 (Inception) through March 31, 2013	February 14, 2013 (Inception) through March 31,2014

Operating Expenses

Legal and accounting	$9,705	$2,000	$11,705
Consulting	12,500	—	12,500
General and administrative	1,307	191	1,498

Total Operating Expenses	23,512	2,191	25,703

Other Expense
Imputed interest expense	403	—	403
Net Loss	$(23,915)	$(2,191)	$(26,106)

Net Loss Per Common Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding	5,194,110	5,000,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

UA Granite Corporation

(A Development Stage Company)

Statements of Cash Flows

For the Fiscal Year Ended March 31, 2014

and from February 14, 2013 (Inception) to March 31, 2014 and 2013

	Fiscal Year Ended March 31, 2014	Inception February 14, 2013 to March 31, 2013	Inception February 14, 2013 to March 31, 2014

Operating Activities

Net loss	$(23,915)	$(2,191)	$(26,106)
Adjustment to reconcile net loss to net cash used by operating activities:
Imputed interest	403	—	403

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	12,500	2,000	14,501

Net Cash Used in Operating Activities	(11,012)	(191)	(11,202)

Financing Activities

Proceeds from directors	—	5,123	5,123
Proceeds from issuance of common shares	26,001	50	26,050
Net Cash Provided by Financing Activities	26,001	5,173	31,173

Increase (Decrease) in Cash	14,989	4,982	19,971

Cash - Beginning of Period	4,982	—	—

Cash - End of Period	$19,971	$4,982	$19,971

Supplemental Disclosure of Cash Flow Information
Interest	$—	$—	$—
Income taxes	$—	$—	$—

(The Accompanying Notes are an Integral Part of These Financial Statements)

UA Granite Corporation

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)

From Inception February 14, 2013 to March 31, 2014

	Common Stock		Additional Paid	Deficit Accumulated During the Development
	Shares	Amount	in Capital	Stage	Total

Balance at February 14, 2013	—	$—	$—	$—	$—
Issuance of founder’s share	5,000,000	50	—	—	50
Net loss	—	—	—	(2,191)	(2,191)
Balances at March 31, 2013	5,000,000	50	—	(2,191)	(2,141)
Issuance of shares for	650,000	7	25,994	—	1
Imputed interest	—	—	403	—	403
Net loss	—	—	—	(23,915)	(23,915)
Balances at March 31, 2014	5,650,000	$57	$26,397	$(26,106)	$348

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

GOING CONCERN - These financial statements have been prepared on a going concern basis, which implies UA Granite Corporation will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should UA Granite Corporation be unable to continue as a going concern.  As at March 31, 2014 UA Granite Corporation has a working capital deficiency, has not generated revenues and has accumulated losses of $26,106 since inception.  The continuation of UA Granite Corporation as a going concern is dependent upon the continued financial support from its shareholders, the ability of UA Granite Corporation to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the UA Granite Corporation’ ability to continue as a going concern.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at March 31, 2014 or March 31, 2013.

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

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of March 31, 2014 and March 31, 2013, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2014. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

The Company currently has net operating loss carryforwards aggregating $25,307 (2013: $2,191), which expire through 2030. The deferred tax asset related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of March 31, 2014 and 2013:

	2014	2013
Deferred tax assets	$8,739	$745
Valuation allowance for deferred tax assets	(8,739)	$(745)
Net deferred tax assets	$—	—

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

(A Development Stage Company)

Notes to the Financial Statements

NOTE 4 – FAIR VALUE MEASUREMENTS – Continued

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

•	Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3	Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and include the Company's own data.)

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2014 and March 31, 2013:

Level 1: None

Level 2: None

Level 3: None

Total Gain (Losses): None

NOTE 5 - RELATED PARTY TRANSACTIONS

A director has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of March 31, 2014, the director has advanced a total of $5,123. The advances do not bear interest and are without specific terms of repayment. Imputed interest of $403 was charged to additional paid in capital during the fiscal year ended March 31, 2014.

UA Granite Corporation

(A Development Stage Company)

Notes to the Financial Statements

NOTE 6 - COMMON STOCK

On February 14, 2013, the Company issued 5,000,000 common shares to the founder of the Company. Imputed interest of $403 was charged to additional paid in capital during the fiscal year ended March 31, 2014 for related party borrowings.

On December 12, 2013, the Company entered into an agreement to sell 650,000 common shares for total proceeds of $26,001.

As of March 31, 2014, UA Granite Corporation has issued 5,650,000 common shares.

NOTE 7 – SUBSEQUENT EVENT

There are no subsequent events to report through the date of issuance of the financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2014.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of March 31, 2014, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President, who is also our principal accounting officer and principal financial officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

• Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

• Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

• Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed by Myroslav Tsapaliuk, our President, who is also our principal accounting officer and principal financial officer, Mr. Tsapaliuk concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our President in connection with the review of our financial statements as of March 31, 2014.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended March 31, 2014 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of March 31, 2014 are as follows:

Name	Age	Positions

Myroslav Tsapaliuk	54	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

MYROSLAV TSAPALIUK

Mr. Myroslav Tsapaliuk has served as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director since February 19, 2013.  Since August 1997 until now Mr. Tsapaliuk has been the sole owner of the private enterprise FOP “Tsapaliuk Myroslav”, located in Ukraine.  FOP “Tsapaliuk Myroslav” provides services for the installation of granite counter-tops, tiles and fire places.  Mr. Tsapaliuk’s desire to found our company led to our conclusion that Mr. Tsapaliuk should be serving as a member of our board of directors in light of our business and structure.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified.  The Company’s Bylaws provide that the Board of Directors will consist of no less than three members.  Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, which member does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past ten years.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Other than our officers and directors, we currently have no other significant employees.

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early exploration stage company and has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended March 31, 2014, our executive officers, directors and greater-than-ten percent stockholders did not comply with Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Company has not adopted a code of ethics because it has only commenced operations.

ITEM 11.	EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended March 31, 2014 and 2013:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us as of the year ended March 31, for the fiscal year ended as indicated.

						Non-Equity
Name and						Incentive		Nonqualified
Principal				Stock	Option	Plan		Deferred		All Other
Position	Year	Salary($)	Bonus($)		Awards($)	Awards($)			Compensation($)		Compensation($)	Compensation($)	Total($)
Myroslav Tsapaliuk (1)	2014	0	0		0		0		0		0	0	0
	2013	0	0		0		0		0		0	0	0

(1) Appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director February 19, 2013.

None of our directors have received monetary compensation since our inception to the date of this Form 10-K. We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

We have not granted any stock options to the executive officers since our inception. Upon the further development of our business, we will likely grant options to directors and officers consistent with industry standards for junior mineral exploration companies.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any of its officers and directors.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of March 31, 2014:

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash($)	Awards($)	Awards($)	Compensation($)	Earnings($)	Compensation($)	Total($)
Myroslav Tsapaliuk (1)	0	0	0	0	0	0	0

(1) Appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director February 19, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 31, 2014, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 5,650,000 shares of our common stock issued and outstanding as of March 31, 2014.  We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

	Name and Address	Number of Shares	Percent of
Title of Class	of Beneficial Owner	Owned Beneficially	Class Owned

Common Stock:	Myroslav Tsapaliuk, President, Secretary, and Director (1) (2)	5,650,000	68.4%

All executive officers and directors as a group		5,650,000	68.4%

(1) Unless otherwise noted, the address of each person or entity listed is, c/o UA Granite Corporation, 10 Bogdan Khmelnitsky Street, # 13A, Kyiv 01030, Ukraine.

(2) Appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director February 19, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended March 31, 2014 and 2013, the total fees charged to the Company for audit services, including quarterly reviews were $3,700 and $1,500, for audit-related services were $______ and $______ and for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)  The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

_________________

(1) Incorporated by reference to the Registrant’s Form S-1 (File No. 333-189414), filed with the Securities and Exchange Commission on June 18, 2013.

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UA GRANITE CORPORATION
(Name of Registrant)

Date: June 27, 2014	By:	/s/Myroslav Tsapaliuk
		Name:	Myroslav Tsapaliuk
		Title:	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

_________________

(1) Incorporated by reference to the Registrant’s Form S-1 (File No. 333-189414), filed with the Securities and Exchange Commission on June 18, 2013.

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.