Form 10-Q
period 2014-06-30
UA Granite Corp
filed 2014-07-25
CIK 1577882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 25, 2014, there were 5,650,000 shares of common stock, $0.00001 par value per share, outstanding.

UA GRANITE CORPORATION

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2014

INDEX

Index			Page

Part I.	Financial Information

	Item 1.	Financial Statements	3

		Balance Sheets as of June 30, 2014 (unaudited) and March 31, 2014	F-1

		Statements of Operations for the three month period ended June 30, 2014 and 2013 and from February 14, 2013 (inception) through June 30, 2014 (unaudited)	F-2

		Statements of Cash Flows for the three month period ended June 30, 2014 and 2013 and the period from February 14, 2013 (Inception) through June 30, 2014 (unaudited)	F-3

		Statement of Changes in Stockholders’ Equity (Deficit) from February 14, 2013 (inception) through June 30, 2014 (unaudited)	F-4

		Notes to Financial Statements (unaudited).	F-5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	4

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	9

	Item 4.	Controls and Procedures.	9

Part II.	Other Information

	Item 1.	Legal Proceedings.	9

	Item 1A.	Risk Factors	10

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	10

	Item 3.	Defaults Upon Senior Securities.	10

	Item 4.	Mining Safety Disclosures.	10

	Item 5.	Other Information.	10

	Item 6.	Exhibits.	10

Signatures			11

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

UA Granite Corporation

(A Development Stage Company)

June 30, 2014

Index

Balance Sheets as of June 30, 2014 (unaudited) and March 31, 2014	F-1

Statements of Operations for the three month period ended June 30, 2014 and 2013 and from February 14, 2013 (inception) through June 30, 2014 (unaudited)	F-2

Statements of Cash Flows for the three month period ended June 30, 2014 and 2013 and from February 14, 2013 (inception) through June 30, 2014 (unaudited)	F-3

Statement of Changes in Stockholders’ Equity (Deficit) from February 14, 2013 (inception) through June 30, 2014 (unaudited)	F-4

Notes to the Financial Statements (unaudited)	F-5

UA Granite Corporation

(A Development Stage Company)

Balance Sheets

June 30, 2014 and March 31, 2014
(unaudited)

	June 30, 2014	March 31, 2014

ASSETS
Current Assets
Cash	$5,221	$19,971
Total Assets	$5,221	$19,971
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Liabilities	$2,000	$14,500
Due to Directors	5,123	5,123
Total Liabilities	7,123	19,623
Stockholders’ Equity (Deficit)
Common Stock (75,000,000 shares authorized, par value 0.00001, 5,650,000 and 5,650,000 shares issued and outstanding) at June 30, 2014 and March 31, 2014, respectively	57	57
Additional Paid in Capital	26,497	26,396
Deficit accumulated during the development stage	(28,456)	(26,105)
Total Stockholders’ Equity (Deficit)	(1,902)	348
Total Liabilities and Stockholders’ Equity (Deficit)	$5,221	$19,971

(The Accompanying Notes are an Integral Part of These Financial Statements)

UA Granite Corporation

(A Development Stage Company)

Statements of Operations

For the Three Month Period Ended June 30, 2014 and 2013

and from February 14, 2013 (Inception) to June 30, 2014

(unaudited)

	Three Month Period Ended June 30, 2014	Three Month Period June 30, 2013	February 14, 2013 (Inception) through June 30, 2014
Operating Expenses
Legal and accounting	$2,250	$700	$13,955
Consulting	-	-	12,500
General and administrative	-	16	1,497
Total Operating Expenses	2,250	716	27,952
Other Expense
Imputed interest expense	101	99	504
Net Loss	$(2,351)	$(815)	$(28,456)
Net Loss Per Common Share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding	5,650,000	5,000,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

UA Granite Corporation

(A Development Stage Company)

Statements of Cash Flows

For the Three Month Period Ended June 30, 2014 and 2013

and from February 14, 2013 (Inception) to June 30, 2014

(unaudited)

	Three Month Period Ended June 30, 2014	Three Month Period Ended June 30, 2013	Inception February 14, 2013 to June 30, 2014
Operating Activities
Net loss	$(2,351)	$(815)	$(28,456)
Adjustment to reconcile net loss to net cash used by operating activities:
Imputed interest	101	99	504
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(12,500)	-	2,000
Net Cash Used in Operating Activities	(14,750)	(716)	(25,952)
Financing Activities
Proceeds from directors	-	-	5,123
Proceeds from issuance of common shares	-	-	26,050
Net Cash Provided by Financing Activities	-	-	31,173
Increase (Decrease) in Cash	(14,750)	(716)	5,221
Cash - Beginning of Period	19,971	4,982	-
Cash - End of Period	$5,221	$4,266	$5,221
Supplemental Disclosure of Cash Flow Information
Interest	$-	$-	$-
Income taxes	$-	$-	$-

(The Accompanying Notes are an Integral Part of These Financial Statements)

UA Granite Corporation

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)

From Inception February 14, 2013 to June 30, 2014

(unaudited)

				Deficit Accumulated
	Common Stock		Additional Paid	During the Development
	Shares	Amount	in Capital	Stage	Total
Balance at February 14, 2013	-	$-	$-	$-	$-
Issuance of founder’s share	5,000,000	50	-	-	50
Net loss	-	-	-	(2,191)	(2,191)
Balances at March 31, 2013	5,000,000	50	-	(2,191)	(2,141)
Issuance of shares	650,000	7	25,993	-	26,000
Imputed interest	-	-	403	-	403
Net loss	-	-	-	(23,914)	(23,914)
Balances at March 31, 2014	5,650,000	$57	$26,396	$(26,105)	$348
Issuance of shares	-	-		-	-
Imputed interest	-	-	101	-	101
Net loss	-	-	-	(2,351)	(2,351)
Balances at June 30, 2014	5,650,000	$57	$26,497	$(28,456)	$(1,902)

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

GOING CONCERN - These financial statements have been prepared on a going concern basis, which implies UA Granite Corporation will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should UA Granite Corporation be unable to continue as a going concern.  As of June 30, 2014 UA Granite Corporation has a working capital deficiency, has not generated revenues and has accumulated losses of $28,456 since inception.  The continuation of UA Granite Corporation as a going concern is dependent upon the continued financial support from its shareholders, the ability of UA Granite Corporation to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the UA Granite Corporation’ ability to continue as a going concern.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at June 30, 2014 or March 31, 2014.

DEVELOPMENT STAGE ENTITY - The Company complies with FASB guidelines for its description as a development stage company.

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

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of June 30, 2014 and March 31, 2014, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2014. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

NOTE 3 – INCOME TAXES

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

The Company currently has net operating loss carryforwards aggregating $28,456 (2014: $26,105), which expire through 2034. The deferred tax asset related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of March 31, 2014:

	2015	2014
Deferred tax assets	$9,960	$9,137
Valuation allowance for deferred tax assets	(9,960)	(9,137)
Net deferred tax assets	$-	$-

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

Notes to the Financial Statements

(unaudited)

NOTE 4 – FAIR VALUE MEASUREMENTS – Continued

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

●	Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

●	Level 2	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3	Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and July include the Company’s own data.)
F-9

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2014 and June 30, 2014:

Level 1: None

Level 2: None

Level 3: None

Total Gain (Losses): None

NOTE 5 – RELATED PARTY TRANSACTIONS

A director has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of June 30, 2014, the director has advanced a total of $5,123. The advances do not bear interest and are without specific terms of repayment. Imputed interest of $101 was charged to additional paid in capital during the three month period ended June 30, 2014.

UA Granite Corporation

(A Development Stage Company)

Notes to the Financial Statements

(unaudited)

NOTE 6 – COMMON STOCK

On February 14, 2013, the Company issued 5,000,000 common shares to the founder of the company. Imputed interest of $403 was charged to additional paid in capital during the fiscal year ended March 31, 2014 for related party borrowings.

On December 12, 2013, the Company entered into an agreement to sell 650,000 common shares for total proceeds of $26,000.

As of June 30, 2014, UA Granite Corporation has issued 5,650,000 common shares.

NOTE 7 – SUBSEQUENT EVENT

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no events to disclose.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of UA Granite Corporation, a Nevada corporation and development-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the March 31, 2014 audited financial statements and related notes included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-189414), declared effective by the Securities and Exchange Commission on October 23, 2013. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

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

Our activities have been financed from the proceeds of a share subscription and loan from a shareholder. From our inception to June 30, 2013, we have raised a total of $5,123 from a related-party loan from Mr. Tsapaliuk.

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

BASIS OF PRESENTATION - The Company’s financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is March 31.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at June 30, 2014 or March 31, 2014.

DEVELOPMENT STAGE ENTITY - The Company complies with FASB guidelines for its description as a development stage company.

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

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB. The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of June 30, 2014 and March 31, 2014, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2014. The Company’s financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

Negotiation With Potential Customers (Distributors And Brokers)

Months 4-12:  We hope to negotiate agreements with national hardware and garden store chains and medium-sized retail and wholesale flooring companies. We do not have any written agreements with them at current time but we will be shipping samples from Ukraine directly to several buyers in order to secure contracts with these companies. Shipping samples to our main prospects should cost no more than $1,000 in expenses, that will include samples and shipping from Ukraine to the United States.  As soon as we get approval from potential buyers the product will be shipped directly from manufacturer to the buyer.

Marketing

Months 5-12:  We plan to advertise through home decor trade shows and a road show campaign at the stores of our future customers, distributors and brokers. We intend to develop and maintain a database of potential customers who may want to purchase granite products from us. We will follow up with these clients periodically, send them our new catalogues and offer them presentations and special discounts from time to time. We plan to print catalogues and flyers and mail them to potential customers. We intend to use marketing strategies, such as web advertisements, direct mailing, and phone calls to acquire potential customers. We will spend $2,000 on marketing efforts during the first year.  Marketing is an ongoing matter that will continue during the life of our operations.

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

Results of Operations

The three months ended June 30, 2014, and the period from February 14, 2013 (Inception) to June 30, 2014 (unaudited)

We recorded no revenues for the three months ended June 30, 2014, or from the period from inception on February 14, 2013 to June 30, 2014.

For the three months ending June 30, 2014, total operating expenses were $2,250, consisting of legal and accounting expenses of $2,250.

From the period of February 14, 2013 (inception) to June 30, 2014, we incurred total operating expenses $27,952 and a net loss of $28,456.

Liquidity and Capital Resources

At June 30, 2014, we had a cash balance of $5,221. We have cash on hand to commence our 12-month plan of operation and our current cash and net working capital balance is sufficient to cover our expenses for filing required quarterly and annual reports with the Securities and Exchange Commission and our status as a corporation in the State of Nevada for the next 12 months. If we are not able to start our profitable operations during the next 12 months our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of June 30, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINING SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Exhibit	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Filed and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-189414), as filed with the Securities and Exchange Commission on June 18, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UA GRANITE CORPORATION
(Name of Registrant)

Date: July 25, 2014	By:	/s/ Myroslav Tsapaliuk
	Name:	Myroslav Tsapaliuk
	Title:	President and Chief Executive Officer, Chief Financial Officer, and Treasurer (principal executive officer, principal accounting officer and principal financial officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Filed and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-189414), as filed with the Securities and Exchange Commission on June 18, 2013.