Form 10-Q
period 2014-09-30
UA Granite Corp
filed 2014-11-13
CIK 1577882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

+380 636419991
(Registrant's telephone number, including area code)

(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report)

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

As of November 13, 2014, there were 5,650,000 shares of common stock, $0.00001 par value per share, outstanding.

UA GRANITE CORPORATION

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2014

INDEX

Index			Page

Part I.	Financial Information

	Item 1.	Financial Statements	4

		Balance Sheets as of September 30, 2014 (unaudited) and March 31, 2014	F-1

		Statements of Operations for the three and six month period ended September 30, 2014 and 2013 and from February 14, 2013 (inception) through September 30, 2014 (unaudited)	F-2

		Statements of Cash Flows for the six month period ended September 30, 2014 and 2013 and the period from February 14, 2013 (Inception) through September 30, 2014 (unaudited)	F-3

		Statement of Changes in Stockholders’ Equity (Deficit) from February 14, 2013 (inception) through September 30, 2014 (unaudited)	F-4

		Notes to Financial Statements (unaudited).	F-5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	5

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	10

	Item 4.	Controls and Procedures.	11

Part II.	Other Information

	Item 1.	Legal Proceedings.	11

	Item 1A.	Risk Factors	11

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	11

	Item 3.	Defaults Upon Senior Securities.	11

	Item 4.	Mining Safety Disclosures.	11

	Item 5.	Other Information.	11

	Item 6.	Exhibits.	12

Signatures			12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

UA Granite Corporation

(A Development Stage Company)

September 30, 2014

Index

Balance Sheets as of September 30, 2014 (unaudited) and March 31, 2014	F-1

Statements of Operations for the three and six month period ended September 30, 2014 and 2013 and from February 14, 2013 (inception) through September 30, 2014 (unaudited)	F-2

Statements of Cash Flows for the six month period ended September 30, 2014 and 2013 and from February 14, 2013 (inception) through September 30, 2014 (unaudited)	F-3

Statement of Changes in Stockholders’ Equity (Deficit) from February 14, 2013 (inception) through September 30, 2014 (unaudited)	F-4

Notes to the Financial Statements (unaudited)	F-5

UA Granite Corporation

(A Development Stage Company)

Balance Sheets

September 30, 2014 and March 31, 2014
(unaudited)

	September 30, 2014	March 31, 2014

ASSETS

Current Assets
Cash	$4,221	$19,971
Total Assets	$4,221	$19,971

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts Payable and Accrued Liabilities	$2,000	$14,500
Due to Directors	5,123	5,123
Total Liabilities	7,123	19,623
Stockholders’ Equity (Deficit)

Common Stock (75,000,000 shares authorized, par value 0.00001, 5,650,000 and 5,650,000 shares issued and outstanding) at September 30, 2014 and March 31, 2014, respectively	57	57

Additional Paid in Capital	26,600	26,397
Deficit accumulated during the development stage	(29,559)	(26,106)

Total Stockholders’ Equity (Deficit)	(2,902)	348

Total Liabilities and Stockholders’ Equity (Deficit)	$4,221	$19,971

(The Accompanying Notes are an Integral Part of These Financial Statements)

UA Granite Corporation

(A Development Stage Company)

Statements of Operations

For the Three and Six Month Period Ended September 30, 2014 and 2013

and from February 14, 2013 (Inception) to September 30, 2014

(unaudited)

	Three Month Period Ended September 30, 2014	Three Month Period Ended September 30, 2013	Six Month Period Ended September 30, 2014	Six Month Period Ended September 30, 2013	February 14, 2013 (Inception) through September 30, 2014

Operating Expenses
Legal and accounting	$1,000	$1,000	$3,250	$1,700	$14,955
Consulting	—	—	—	—	12,500
General and administrative	—	—	—	16	1,498

Total Operating Expenses	1,000	1,000	3,250	1,716	28,953

Other Expense
Imputed interest expense	102	102	203	201	606
Net Loss	$(1,102)	$(1,102)	$(3,453)	$(1,917)	$(29,559)

Net Loss Per Common Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding	5,650,00	5,000,00	5,650,00	5,000,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

UA Granite Corporation

(A Development Stage Company)

Statements of Cash Flows

For the Six Month Period Ended September 30, 2014 and 2013

and from February 14, 2013 (Inception) to September 30, 2014

(unaudited)

	Six Month Period Ended September 30, 2014	Six Month Period Ended September 30, 2013	Inception February 14, 2013 to September 30, 2014
Operating Activities
Net loss	$(3,453)	$(1,917)	$(29,559)
Adjustment to reconcile net loss to net cash used by operating activities:
Imputed interest	203	201	606
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(12,500)	—	2,001
Net Cash Used in Operating Activities	(15,750)	(1,716)	(26,9522)
Financing Activities
Proceeds from directors	—	—	5,123
Proceeds from issuance of common shares	—	—	26,050
Net Cash Provided by Financing Activities	—	—	31,173
Increase (Decrease) in Cash	(15,750)	(1,716)	4,221
Cash - Beginning of Period	19,971	4,982	—
Cash - End of Period	$4,211	$3,266	$4,221
Supplemental Disclosure of Cash Flow Information
Interest	$—	$—	$—
Income taxes	$—	$—	$—

(The Accompanying Notes are an Integral Part of These Financial Statements)

UA Granite Corporation

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)

From Inception February 14, 2013 to September 30, 2014

(unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid	Exploration
	Shares	Amount	in Capital	Stage	Total

Balance at February 14, 2013	—	$—	$—	$—	$—
Issuance of founder’s share	5,000,000	50	—	—	50
Net loss	—	—	—	(2,191)	(2,191)
Balances at March 31, 2013	5,000,000	50	—	(2,191)	(2,141)
Issuance of shares	650,000	7	25,994	—	26,001
Imputed interest	—	—	403	—	403
Net loss	—	—	—	(23,915)	(23,915)
Balances at March 31, 2014	5,650,000	$57	$26,397	$(26,106)	$348
Issuance of shares	—	—		—	—
Imputed interest	—	—	203	—	203
Net loss	—	—	—	(3,453)	(3,453)
Balances at September 30, 2014	5,650,000	$57	$26,600	$(29,559)	$(2,902)

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

GOING CONCERN - These financial statements have been prepared on a going concern basis, which implies UA Granite Corporation will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should UA Granite Corporation be unable to continue as a going concern.  As at September 30, 2014 UA Granite Corporation has a working capital deficiency, has not generated revenues and has accumulated losses of $29,559 since inception.  The continuation of UA Granite Corporation as a going concern is dependent upon the continued financial support from its shareholders, the ability of UA Granite Corporation to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the UA Granite Corporation’ ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION -These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is March 31.

USE OF ESTIMATES - The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us July differ materially and adversely from our estimates. To theextent there are material differences between our estimates and the actual results, our future results of operations will be affected.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at September 30, 2014 or March 31, 2014.

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

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of September 30, 2014 and March 31, 2014, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2014. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

RECENTLY ISSUED ACCOUNTING STANDARDS - In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

UA Granite Corporation

(A Development Stage Company)

Notes to the Financial Statements

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

RECENTLY ISSUED ACCOUNTING STANDARDS - Continued

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

NOTE 3 – INCOME TAXES - Continued

Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.   The company does not have any uncertain tax positions.

The Company currently has net operating loss carryforwards aggregating $28,953 (2014: $3,907), which expire through 2030. The deferred tax asset related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of September 30, 2014 and 2013:

	2014	2013
Deferred tax assets	$9,844	$ 1,328
Valuation allowance for deferred tax assets	(9,844)	$ (1,328)
Net deferred tax assets	$-	-

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2014 and March 31, 2014:

Level 1: None

Level 2: None

Level 3: None

Total Gain (Losses): None

NOTE 5 - RELATED PARTY TRANSACTIONS

A director has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of September 30, 2014, the director has advanced a total of $5,123. The advances do not bear interest and are without specific terms of repayment. Imputed interest of $203 was charged to additional paid in capital during the six month period ended September 30, 2014.

NOTE 6 - COMMON STOCK

On February 14, 2013, the company issued 5,000,000 common shares to the founder of the company. Imputed interest of $403 was charged to additional paid in capital during the fiscal year ended March 31, 2014 for related party borrowings.

On December 12, 2013, the company entered into an agreement to sell 650,000 common shares for total proceeds of $26,000.

As of September 30, 2014, UA Granite Corporation has issued 5,650,000 common shares.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of UA Granite Corporation, a Nevada corporation and development-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the March 31, 2014 audited financial statements and related notes. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

UA Granite Corporation (the “Company”) was incorporated in the State of Nevada on February 14, 2013 and established a fiscal year end of March 31. It is a development-stage Company.

Going Concern

To date the Company has no operations or revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we implement our initial business plan ( as described in our Registration Statement on Form S-1, as amended (File No. 333-189414), declared effective with the Securities and Exchange Commission on October 23, 2013, and. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed from the proceeds of a share subscription and loan from a shareholder. From our inception to September 30,2014 we have raised a total of $5,123 from a related-party loan from Mr. Tsapaliuk.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at September 30, 2014 or March 31, 2014.

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

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB. The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of September 30, 2014 and March 31, 2014, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2014. The Company’s financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

RECENTLY ISSUED ACCOUNTING STANDARDS - In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

Development of Our Website

Months 1-4:  During this period, we developed our website (www.ua-granite.com). Updating and improving our website will continue throughout the lifetime of our operations.

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

Results of Operations

The three months ended September 30, 2014, and the period from February 14, 2013 (Inception) to September 30, 2014 (unaudited)

We recorded no revenues for the three months ended September 30, 2014, or from the period from inception on February 14, 2013 to September 30, 2014.

For the three months ending September 30, 2014, total operating expenses were $1,000, consisting of legal and accounting expenses of $1,000.

From the period of February 14, 2013 (inception) to September 30, 2014, we incurred total operating expenses $28,953 and a net loss of $28,559.

Liquidity and Capital Resources

At September 30, 2014, we had a cash balance of $4,221. We have cash on hand to commence our 12-month plan of operation and our current cash and net working capital balance is sufficient to cover our expenses for filing required quarterly and annual reports with the Securities and Exchange Commission and our status as a corporation in the State of Nevada for the next 12 months. If we are not able to start our profitable operations during the next 12 months our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2014.

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

UA GRANITE CORPORATION
(Name of Registrant)

Date: November 13, 2014	By:	/s/ Myroslav Tsapaliuk
	Name:	Myroslav Tsapaliuk
	Title:	President and Chief Executive Officer, Chief Financial Officer, and Treasurer (principal executive officer, principal accounting officer and principal financial officer)