Form 10-Q
period 2014-12-31
UA Granite Corp
filed 2015-02-12
CIK 1577882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of February 12, 2015, there were 5,650,000 shares of common stock, $0.00001 par value per share, outstanding.

UA GRANITE CORPORATION

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2014

INDEX

Index			Page
Part I.	Financial Information

	Item 1.	Financial Statements	4

		Balance Sheets as of December 31, 2014 (unaudited) and March 31, 2014	F-1

		Statements of Operations for the three and nine month period ended December 31, 2014 and 2013 and from February 14, 2013 (inception) through December 31, 2014 (unaudited)	F-2

		Statements of Cash Flows for the nine month period ended December 31, 2014 and 2013 and the period from February 14, 2013 (Inception) through December 31, 2014 (unaudited)	F-3

		Statement of Changes in Stockholders’ Equity (Deficit) from February 14, 2013 (inception) through December 31, 2014 (unaudited)	F-4

		Notes to Financial Statements (unaudited).	F-5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	5

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	10

	Item 4.	Controls and Procedures.	11

Part II.	Other Information

	Item 1.	Legal Proceedings.	11

	Item 1A.	Risk Factors.	11

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	11

	Item 3.	Defaults Upon Senior Securities.	11

	Item 4.	Mining Safety Disclosures.	11

	Item 5.	Other Information.	12

	Item 6.	Exhibits.	12

Signatures			13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

UA Granite Corporation

(A Development Stage Company)

December 31, 2014

Index

Balance Sheets as of December 31, 2014 (unaudited) and March 31, 2014	F-1

Statements of Operations for the three and nine month period ended December 31, 2014 and 2013 and from February 14, 2013 (inception) through December 31, 2014 (unaudited)	F-2

Statements of Cash Flows for the nine month period ended December 31, 2014 and 2013 and from February 14, 2013 (inception) through December 31, 2014 (unaudited)	F-3

Statement of Changes in Stockholders’ Equity (Deficit) from February 14, 2013 (inception) through December 31, 2014 (unaudited)	F-4

Notes to the Financial Statements (unaudited)	F-5

UA Granite Corporation

(A Development Stage Company)

 Balance Sheets

December 31, 2014 and March 31, 2014
(unaudited)

	December 31, 2014	March 31, 2014

ASSETS

Current Assets
Cash	$1,755	$19,971
Total Assets	$1,755	$19,971

LIABILITIES AND STOCKHOLDERS’EQUITY (DEFICIT)

Current Liabilities

Accounts Payable and Accrued Liabilities	$2,000	$14,500
Due to Directors	8,933	5,123
Total Liabilities	10,933	19,623
Stockholders’ Equity (Deficit)

Common Stock (75,000,000 shares authorized, par value 0.00001, 5,650,000 shares issued and outstanding) at December 31, 2014 and March 31, 2014, respectively	57	57

Additional Paid in Capital	26,731	26,397
Deficit accumulated during the development stage	(35,966)	(26,106)

Total Stockholders’ Equity (Deficit)	(9,178)	348

Total Liabilities and Stockholders’ Equity (Deficit)	$1,755	$19,971

(The Accompanying Notes are an Integral Part of These Financial Statements)

UA Granite Corporation

(A Development Stage Company)

Statements of Operations

For the Three and Nine Month Period Ended December 31, 2014 and 2013

and from February 14, 2013 (Inception) to December 31, 2014

(unaudited)

	Three Month Period Ended December 31, 2014	Three Month Period Ended December 31, 2013	Nine Month Period Ended December 31, 2014	Nine Month Period Ended December 31, 2013	February 14, 2013 (Inception) through December 31, 2014
Operating Expenses

Legal and accounting	$1,470	$6,000	$4,720	$7,700	$16,425
Consulting	—	—	—	—	12,500
General and administrative	4,806	22	4,806	38	6,304

Total Operating Expenses	6,276	6,022	9,526	7,738	35,229

Other Expense
Imputed interest expense	131	102	334	303	737
Net Loss	$(6,407)	$(6,124)	$(9,860)	$(8,041)	$(35,966)

Net Loss Per Common Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding	5,650,000	5,134,239	5,650,000	5,044,909

(The Accompanying Notes are an Integral Part of These Financial Statements)

UA Granite Corporation

(A Development Stage Company)

Statements of Cash Flows

For the Nine Month Period Ended December 31, 2014 and 2013

and from February 14, 2013 (Inception) to December 31, 2014

(unaudited)

	Nine Month Period Ended December 31, 2014	Nine Month Period Ended December 31, 2013	Inception February 14, 2013 to December 31, 2014

Operating Activities

Net loss	$(9,860)	$(8,041)	$(35,966)
Adjustment to reconcile net loss to net cash used by operating activities:
Imputed interest	334	303	737

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	-12,500	—	2,001

Net Cash Used in Operating Activities	(22,026)	(7,738)	(33,228)

Financing Activities

Proceeds from directors	3,810	—	8,933
Proceeds from issuance of common shares	—	26,000	26,050
Net Cash Provided by Financing Activities	3,810	26,000	34,983

Increase (Decrease) in Cash	-18,216	18,262	1,755

Cash - Beginning of Period	19,971	4,982	—

Cash - End of Period	$1,755	$23,244	$1,755

Supplemental Disclosure of Cash Flow Information

Interest	$—	$—	$—
Income taxes	$—	$—	$—

(The Accompanying Notes are an Integral Part of These Financial Statements)

UA Granite Corporation

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)

From Inception February 14, 2013 to December 31, 2014

(unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid	Exploration
	Shares	Amount	in Capital	Stage	Total
Balance at February 14, 2013	—	$—	$—	$—	$—
Issuance of founder’s share	5,000,000	50	—	—	50
Net loss	—	—	—	-2,191	-2,191
Balances at March 31, 2013	5,000,000	50	—	(2,191)	(2,141)
Issuance of shares	650,000	7	25,994	—	26,001
Imputed interest	—	—	403	—	403
Net loss	—	—	—	-23,915	-23,915
Balances at March 31, 2014	5,650,000	$57	$26,397	$(26,106)	$348

Imputed interest	—	—	334	—	334
Net loss	—	—	—	-9,860	-9,860
Balances at December 31, 2014	5,650,000	$57	$26,731	$(35,966)	$(9,178)

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

GOING CONCERN - These financial statements have been prepared on a going concern basis, which implies UA Granite Corporation will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should UA Granite Corporation be unable to continue as a going concern.  As at December 31, 2014 UA Granite Corporation has a working capital deficiency, has not generated revenues and has accumulated losses of $35,966 since inception.  The continuation of UA Granite Corporation as a going concern is dependent upon the continued financial support from its shareholders, the ability of UA Granite Corporation to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the UA Granite Corporation’ ability to continue as a going concern.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at December 31, 2014 or March 31, 2014.

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

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of December 31, 2014 and March 31, 2014, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2014. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

RECENTLY ISSUED ACCOUNTING STANDARDS – In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

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

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Earlyadoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

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

NOTE 3 - INCOME TAXES

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

The Company currently has net operating loss carryforwards aggregating $35,966 (2014: $26,106), which expire through 2030. The deferred tax asset related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of December 31, 2014 and March, 2014 respectivly :

	2015	2014
Deferred tax assets	$12,588	$ 9,137
Valuation allowance for deferred tax assets	(12,588)	$ (9,137)
Net deferred tax assets	$-	-
F-8

UA Granite Corporation

(A Development Stage Company)

Notes to the Financial Statements

(unaudited)

NOTE 4 – FAIR VALUE MEASUREMENTS

The Company adopted ASC No. 820-10 (ASC 820-10), Fair Value Measurements.  ASC 820-10 relates to financial assets and financial liabilities.ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2014 and March 31, 2014:

Level 1: None

Level 2: None

Level 3: None

Total Gain (Losses): None

UA Granite Corporation

(A Development Stage Company)

Notes to the Financial Statements

(unaudited)

NOTE 5 - RELATED PARTY TRANSACTION

A director has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of December 31, 2014, the director has advanced a total of $8,933. The advances do not bear interest and are without specific terms of repayment. Imputed interest of $334 was charged to additional paid in capital during the nine month period ended December 31, 2014.

NOTE 6 - COMMON STOCK

On February 14, 2013, the company issued 5,000,000 common shares to the founder of the company. Imputed interest of $403 was charged to additional paid in capital during the fiscal year ended March 31, 2014 for related party borrowings.

On December 12, 2013, the company entered into an agreement to sell 650,000 common shares for total proceeds of $26,000.

As of December 31, 2014, UA Granite Corporation has issued 5,650,000 common shares.

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

Our activities have been financed from the proceeds of a share subscription and loan from a shareholder. From our inception to December 31,2014 we have raised a total of $8,933 from a related-party loan from Mr. Tsapaliuk.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at December 31, 2014 or March 31, 2014.

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

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB. The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of December 31, 2014 and March 31, 2014, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2014. The Company’s financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

Negotiation With Potential Customers (Distributors And Brokers)

Months 4-12:  We are looking into negotiating agreements with national hardware and garden store chains and medium-sized retail and wholesale flooring companies. We do not have any written agreements with them at current time but we will be shipping samples from Ukraine directly to several buyers in order to secure contracts with these companies. Shipping samples to our main prospects should cost no more than $1,000 in expenses, that will include samples and shipping from Ukraine to the United States.  As soon as we get approval from potential buyers the product will be shipped directly from manufacturer to the buyer.

Marketing

Months 5-12:  We are looking into advertising through home decor trade shows and a road show campaign at the stores of our future customers, distributors and brokers. We intend to develop and maintain a database of potential customers who may want to purchase granite products from us. We will follow up with these clients periodically, send them our new catalogues and offer them presentations and special discounts from time to time. We plan to print catalogues and flyers and mail them to potential customers. We intend to use marketing strategies, such as web advertisements, direct mailing, and phone calls to acquire potential customers. We will spend $2,000 on marketing efforts during the first year.  Marketing is an ongoing matter that will continue during the life of our operations.

Hire a Salesperson

Months 8-12:  We intend to hire one salesperson with experience and established network in the building material distribution industry. The salesperson’s job would be to find new potential customers, and to execute agreements with them to buy our granite products. We plan to pay him commissions from our sale.

We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain further financing, the successful development of our planned business consulting services, a successful marketing and promotion program, and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There are no assurances that we will be able to obtain further funds required for our continued operations. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

Results of Operations

For the Three Month Period Ended December 31, 2014, to December 31, 2013, the nine month period ended December 31, 2014 and to December 31, 2014 (unaudited).

We recorded no revenues for the three months ended December 31, 2014, or from the period from inception on February 14, 2013 to December 31, 2014.

For the three months ending December 31, 2014, total operating expenses were $6,276, consisting of legal and accounting and general and administrative expenses of $6,276.

For the three months ending December 31, 2013, total operating expences were $6,022 consisting of legal and accounting and general administrative expences of $6,022.

For the nine months ending December 31, 2014 total operating expences were $9,526 consisting of legal and accounting and general administrative expences of $9,526.

For the nine months period ending December 31, 2013 total operating expeces were $7,738 consisting of legal and accounting and general administrative expenses of $7,738,

From the period of February 14, 2013 (inception) to December 31, 2014, we incurred total operating expenses $35,229 and a net loss of $35,966.

Liquidity and Capital Resources

At December 31, 2014, we had a cash balance of $1,755. We have cash on hand to commence our 12-month plan of operation and our current cash and net working capital balance is sufficient to cover our expenses for filing required quarterly and annual reports with the Securities and Exchange Commission and our status as a corporation in the State of Nevada for the next 12 months. If we are not able to start our profitable operations during the next 12 months our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2014.

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

UA GRANITE CORPORATION
(Name of Registrant)

Date: February 12, 2015	By:	/s/ Myroslav Tsapaliuk
	Name:	Myroslav Tsapaliuk
	Title:	President and Chief Executive Officer, Chief Financial Officer, and Treasurer (principal executive officer, principal accounting officer and principal financial officer)