Form 10-K
period 2015-03-31
UA Granite Corp
filed 2015-07-14
CIK 1577882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

_to

.

Commission file number:

UA GRANITE CORP.

(Exact name of registrant as specified in its charter)

Nevada

80-0899451

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

10 Bogdan Khemlnitsky Street #13A

Kiev, Ukraine 01030

(Address of principal executive offices)    (Zip Code)

Registrant’s telephone number, including area code: (380) 636419991

Securities registered under Section 12(b) of the Act: None.

Securities registered under Section 12(g) of the Act: common stock (title of class), $0.001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities

Exchange  Act  of  1934  during  the  preceding  12  months  (or  for  such  shorter  period  that  the  registrant  was  required  to  file  such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate  by  check  mark  whether  the  registrant  has  submitted  electronically  and  posted  on  its  corporate  Web  site,  if  any,  every

Interactive  Data  File  required  to  be  submitted  and  posted  pursuant  to  Rule  405  of  Regulation  S-T  (§  232.405  of  this  chapter)

during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained  herein,  and  will  not  be  contained,  to  the  best  of  registrant’s  knowledge,  in  definitive  proxy  or  information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large  accelerated filer, an accelerated  filer, a non-accelerated filer, or a  smaller reporting  company.  See  the  definitions  of  “large  accelerated  filer,”  “accelerated  filer”  and  “smaller  reporting  company”  in  Rule

12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑    No ☐

The  aggregate  market  value  of  the  registrant’s  common  stock,  $0.00001  par  value  (the  only  class  of  voting  stock),  held  by  non-

affiliates (650,000  shares) was $162,500 based on the bid price ($0.25) for the common stock on July 14, 2015.

At  July  14,  2015,  the  number  of  shares  outstanding  of  the  registrant’s  common  stock,  $0.001  par  value  (the  only  class  of  voting stock), was 5,650,000.

PART I

Item1.

Business

3

Item 1A.

Risk Factors

6

Item 1B.

Unresolved Staff Comments

6

Item 2.

Properties

6

Item 3.

Legal Proceedings

6

Item 4.

Mine Safety Disclosures

6

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of

7

Equity Securities

Item 6.

Selected Financial Data

9

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of  Operations

  9

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

13

Item 8.

Financial Statements and Supplementary Data

13

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

14

Item 9A.

Controls and Procedures

14

Item 9B.

Other Information

16

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance

17

Item 11.

Executive Compensation

19

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

21

Matters

Item 13.

Certain Relationships and Related Transactions, and Director Independence

21

Item 14.

Principal Accountant Fees and Services

22

PART IV

Item 15.

Exhibits, Financial Statement Schedules

23

Signatures

24

PART I

ITEM 1

BUSINESS

As used herein the terms “Company,” “we,” “our,” and “us” refer to UA Granite Corp. unless context indicates otherwise.

FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding our planned business, availability of funds, government regulations, common share prices,

operating costs, capital costs, our ability to deploy our planned business and generate revenues and other factors. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict",

"potential" or "continue", the negative of such terms or other comparable terminology. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors they believe are appropriate in the circumstances. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and,

from time to time, in other reports we file with the Securities and Exchange Commission (the

“Commission”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

The Company was incorporated in the State of Nevada on February 14, 2013, to engage in the business of marketing and distributing finished granite products. We have since discontinued efforts related to our granite products business due to difficulties that have arisen from the continuation of hostilities between separatist elements supported by foreign interests and Ukrainian government forces in certain eastern districts of Ukraine. The Company is now in the process of seeking out other business opportunities.

Our office is located at 10 Bogdan Khemlnitsky Street #13A, Kiev, Ukraine 0130, and our telephone number is (380) 636419991. Our registered agent is Business Filings Incorporated 311 South Division

Street, Carson City Nevada.

The Company currently maintains a quotation on the OTC Markets Group, Inc. over the counter market platform under the symbol “UAGZ.”

Company

Our present intent is to identify and evaluate business opportunities that might prove to be a good match for the Company. We will not be able to develop any identified business opportunities without additional financing. Our board of directors and management are actively pursuing financing in order to maintain operations while we evaluate potential businesses.

Selection of a Business

We will not restrict our consideration to any particular business or industry segment, and might consider,

among others, finance, brokerage, insurance, transportation, communications, research and development,

biotechnology, service, natural resources, manufacturing or high-technology. Management recognizes that the Company’s inadequate financial resources limit the scope and number of suitable business venture candidates that might otherwise be available.

The decision to participate in a specific business opportunity will be made upon management’s analysis of the quality of the other firm’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes and numerous other factors which are difficult,

if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific venture may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. We will to some extent be dependent upon the management of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes.

We will not acquire or merge with any company for which audited financial statements could not be obtained. Nonetheless, it may be anticipated that any opportunity in which we determine to participate would present certain risks to our shareholders. Risks might include the track record of management’s effectiveness, failures to establish a consistent market for products or services, development stage, or to realize profits. Many more of these risks may not be adequately identified prior to the selection of a specific opportunity, and our shareholders must, therefore, depend on the ability of management to identify and evaluate such risks as such become evident.

Acquisition of Business

We may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another entity or may purchase the stock or assets of an existing business. On the consummation of any given transaction it is possible that present management and shareholders would no longer control of the Company. In addition, management may, as part of the terms of any transaction,

resign and be replaced by new officers and directors without a vote of the Company’s shareholders.

The Company anticipates that any securities issued in any reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances,

however, as a negotiated element of any transaction, the Company may agree to register securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of a substantial additional securities and their potential sale into any trading market may have a depressive effect on our stock price.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction would find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called “tax-free” reorganization under Section

368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”). However, in order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own

80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which result is a significant dilution in the equity of existing shareholders.

In the event a merger or acquisition were to occur, our shareholders would in all likelihood hold a lesser percentage ownership interest in the Company following such merger or acquisition. The percentage ownership of existing shareholders may be subject to a significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant substantial dilutive effect on the percentage of shares held by the

Company’s present shareholders.

Operation of Business after Acquisition

The Company's operation following a merger with or acquisition of a business would be dependent on the nature of the business and the interest acquired. We are unable to determine at this time whether the

Company would be in control of the business or whether present management would be in control of the

Company following any acquisition. We could expect that any future business would present various challenges that cannot be predicted at the present time.

Competition

Whatever the business opportunity is that we do ultimately acquire or develop, we are almost certain to be involved in intense competition with other business entities, many of which will have a competitive edge over us by virtue of their stronger financial resources and prior business experience.

Employees

The Company currently has one employee Myroslav Tsapaliuk, our chief executive officer, chief financial officer and sole director who devotes approximately 20 hours a week to our business.  The

Company looks to Mr. Tsapaliuk for his entrepreneurial skills and talents.  Management uses consultants,

attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

The Company owns no patents, trademarks, licenses, franchises, concessions, or royalty agreements.

The Company is not subject to any labor contracts.

Governmental and Environmental Regulation

General

The Company cannot at this time anticipate the government regulations, if any, to which the Company may be subject following a merger or acquisition. However, we can be certain that the conduct of any business subjects us to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management would endeavor to ascertain the effects of such government regulation on a prospective business opportunity. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation.

The Company believes that it is currently in compliance in all material respects with all laws, rules,

regulations and requirements that affect its business. Further, we believe that compliance with such applicable laws, rules, regulations and requirements does not impose a material impediment on our ability to conduct business.

Research and Development

During the years ended March 31, 2015 and 2014, the Company spent no amounts on research and development activities.

Bankruptcy or Similar Proceedings

Since inception there has been no bankruptcy, receivership or similar proceeding.

Reorganizations, Purchase or Sale of Assets

Since inception there have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business

Reports to Security Holders

The Company’s annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Commission. The public may read and copy any materials that are filed by the

Company with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E.,

Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference

Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the

Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 1A.

RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM 2.

PROPERTIES

The  Company  maintains  an  office  at  10  Bogdan  Khmelnitsky  Street,  #  13A,  Kyiv  01030,  Ukraine.  The

office  is  provided  by  our  sole  director,  Myroslav  Tsapaliuk,  at  no  cost  to  the  Company,  as  our  primary

location   for   the   planning  and   implementation   our   business   plan.  Management   believes   the   current

premises are sufficient for its needs for at least the next 12 months.

ITEM 3.

LEGAL PROCEEDINGS

We are not party to any legal proceedings and to our knowledge no such proceedings are threatened or contemplated.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS,

AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since April 19, 2014, our common shares have been quoted on the OTCPink tier of the OTC Markets

Group, Inc., under the symbol “UAGZ”. The following table shows the reported high and low closing bid prices per share for our common stock based on the information provided by OTC Markets Group. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The following table indicates the high and low bid prices of our common shares during the periods indicated:

QUARTER

HIGH BID

LOW BID

ENDED

March 31, 2015

$

0.25

$

0.25

December 31, 2014

$

0.25

$

0.25

September 30, 2014

$

0.25

$

0.25

June 30, 2014

$

0.25

$

0.25

The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of March 31, 2015, there were 29 shareholders of record holding a total of 5,650,000 shares of fully paid and non-assessable common stock of the 75,000,000 shares of common stock, par value $0.00001,

authorized. The board of directors believes that the number of beneficial owners is greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities.

There are no redemption or sinking fund provisions applicable to the common stock.

Warrants

As of March 31, 2015, the Company had no outstanding warrants to purchase shares of its common stock.

Stock Options

As of March 31, 2015, the Company had no outstanding stock options to purchase shares of its common stock.

Convertible Securities

As of March 31, 2015, the Company had no outstanding convertible securities to purchase shares of its common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no securities authorized for issuance under any equity compensation plan as of March

31, 2015.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

The Company had not repurchased any shares of its common stock during the year ended March 31,

2015.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the near future. The payment of dividends is within the discretion of the board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors.

There are no restrictions that currently limit the Company's ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Recent Sales of Unregistered Securities

During the quarter ended March 31, 2015, there were no sales of the Company’s securities.

Trading Information

The Company’s transfer agent is:

West Coast Stock Transfer, Inc.

721 North Vulcan Avenue, Suite 205

Encinitas

California 92024

(619) 664-4780

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers

“spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

The application of the penny stock rules may affect the trading of our shares.

ITEM  6.

SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM  7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this annual report contain forward-looking statements that involve risks and uncertainties.

Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,”

“plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-

looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is March 31.

Discussion and Analysis

The Company’s plan of operation over the next twelve months is to identify and acquire or develop a business opportunity. We will require a minimum of $50,000 in funding over the next 12 months to maintain current operations and seek out a suitable business opportunity. Should we identify a new opportunity within this time frame, for acquisition or development, the Company will most likely need additional funding to close or develop any given transaction. The amount of funding required will depend on the opportunity and is not determinable at this time.

We anticipate that the required prospective funding will be in the form of equity financing from the sale of our common stock or unsecured debt financing arranged with third parties or our own shareholders.

However, since the Company does not have any financing arranged it cannot provide any assurance that it will be able to realize sufficient funding from financing efforts to maintain operations. Management is currently considering all avenues available to obtain the financing required to maintain operations while seeking out a business opportunity.

Accordingly, we will require continued financial support from our shareholders until we are able to procure third party financing and generate sufficient cash flow from a new business opportunity to maintain operations. Despite our efforts there is substantial doubt as to whether we will be successful in achieving these objectives.

Results of Operations

During the year ended March 31, 2015, the Company (i) determinate to discontinue its efforts to distribute granite products sourced in Ukraine to the United States due to continued hostilities in certain eastern districts of Ukraine; (ii) sought out prospective business opportunities; and (iii) satisfied continuous public disclosure requirements.

Our operations for the years ended March 31, 2015 and 2014 are summarized below.

2014

2013

Operating Expenses:

General and Administration

$

(6,159)

$

(1,307)

Consulting fees

$

-

$

(12,500)

Professional fees

$

(7,903)

$

(9,705)

Imputed interest expense

$

(530)

$

(403)

Net Loss for the Year

$

(14,592)

$

(23,915)

Net Loss

Net loss for year ended March 31, 2015 was $14,592 as compared to a net loss of $23,915 for the year ended March 31, 2014. The decrease in net loss over the comparative annual periods can be attributed to the elimination of consulting fees and the decrease in professional fees offset by the gain in general and administrative fees and imputed interest expense in the current annual period.

We did not generate revenue during this period and expect to continue to incur losses over the next twelve months at a rate comparable to the current annual period presented here or until such time as we are able to conclude the acquisition or development of a new business opportunity that produces net income.

Capital Expenditures

The Company expended no amounts on capital expenditures for the years ended March 31, 2015 and

March 31, 2014.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past two years

Liquidity and Capital Resources

Since inception, the Company has experienced significant changes in liquidity, capital resources, and stockholders’ deficit.

The Company had current and total assets of $3,118 as of March 31, 2015, consisting solely of cash, as compared to current and total assets of $19,971, consisting solely of cash as of March 31, 2014. Net stockholders' deficit was $13,714 at March 31, 2015, as compared to net stockholder’s equity of $348 at

March 31, 2014. The Company had a net working capital deficit of $13,714 as of March 31, 2015.

Cash Used in Operating Activities

Net cash used in operating activities for the year ended March 31, 2015 was $23,613 as compared to

$11,012 for the year ended March 31, 2014, which differences reflect the comparative increase in general and administrative expenses and changes in working capital in the current year. Net cash flow used in operating activities in the prior year can also be primarily attributed to general and administrative expenses, and changes in working capital.  General and administrative expenses include but are not limited to, personnel costs, accounting fees, consulting expenses, and professional fees, accounts payable and accrued liabilities while changes in working capital include changes in accounts payable.

We expect to continue to use net cash flow in operating activities over the next twelve months or until such time as the Company can generate sufficient revenue to transition to providing net cash flow from operations.

Cash Used in Investing Activities

We do expect to use net cash flow in investing activities in connection with the development or acquisition of a business opportunity. Until such time as such unidentified opportunity is concluded, we do not expect to use net cash flows in investing activities.

Cash Flows from Financing Activities

Net cash flow provided by financing activities for the year ended March 31, 2015, decreased to $6,760 as compared to $26,001 for the year ended March 31, 2014. The decrease in net cash flow provided from financing activities over the comparative annual periods can be attributed to reliance in the current period on a related party loan as compared to a equity placement in the former period.

We expect to continue to use cash flow provided by financing activities to procure sufficient funds to maintain operations in order to seek out business opportunities.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12)

months. We will have to seek at least $50,000 in debt or equity financing over the next twelve months to maintain operations.  The Company has no current commitments or arrangements with respect to, or immediate sources of this funding. Further, no assurances can be given that funding is available. The

Company’s shareholders are the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain sufficient funding to maintain operations will have a material adverse affect on its ability to fulfill its plan of operation.

The Company does not intend to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of March 31, 2015 or March

31, 2014.

The Company had no commitments for future capital expenditures that were material at March 31, 2015.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of March 31, 2015, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Future Financings

We anticipate continuing to rely on debt or equity sales of our shares of common stock in order to continue to fund our business operations. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operation.

Critical Accounting Policies

In Note 2 to the audited financial statements for the years ended March 31, 2015 and 2014, included in our Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position.  The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United

States.

The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature,

these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates estimates. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities.  The actual results may differ from these estimates under different assumptions or conditions.

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $40,698 since  inception and negative cash  flows from operating activities  as of March 31, 2015.  The Company’s ability to continue as a going concern is subject to the ability of the Company to obtain funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes obtaining funding from the private placement of equity or through debt financing.  Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial

Condition and Results of Operations and elsewhere in this current report, with the exception of historical facts, are forward-looking statements. Forward-looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

▪     the sufficiency of existing capital resources;

▪     our ability to raise capital to fund cash requirements for future operations;

▪     uncertainties related to the Company’s future business prospects;

▪     the volatility of the stock market and;

▪     general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated. We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report,

which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

Recent Accounting Pronouncements

Please see Note 2 to our financial statements for a discussion of recent accounting pronouncements.

ITEM 7A.

QUANTITATIVE   AND   QUALITATIVE   DISCLOSURES   ABOUT   MARKET

RISK

Not required for smaller reporting companies.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the year ended March 31, 2015, as set forth below, are included with this Annual Report on Form 10-K. Our audited financial statements are prepared on the basis of accounting principles generally accepted in the United States and are expressed in U.S. dollars.

PAGE

Auditors’ Report

F-1

Balance Sheets, March 31, 2015 and 2014

F-2

Statements of Operations for the years ended March 31, 2015 and 2014

F-3

Statements of Cash Flows for the years ended March 31, 2015 and 2014

F-4

Statements of Changes in Stockholders’ Equity (Deficiency) for the years ended March 31, 2015 and 2014

F-5

Notes to Financial Statements

F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

UA Granite Corporation

Kyiv, Ukraine

We have audited the accompanying balance sheets of UA Granite Corporation (the Company) as of

March 31, 2015 and 2014 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.

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

Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UA Granite Corporation as of March 31, 2015 and 2014 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

July 14, 2015

UA Granite Corporation

Balance Sheets

March 31, 2015

March 31, 2014

ASSETS

Current Assets

Cash

$

3,118   $

19,971

Total Assets

$

3,118   $

19,971

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts Payable and Accrued Liabilities

$

4,949   $

14,500

Due to Directors

11,883

5,123

Total Liabilities

16,832

19,623

Stockholders’ Equity  (Deficit)

Common Stock (75,000,000 shares authorized, par value

0.00001, 5,650,000 and 5,650,000 shares issued and outstanding)

at March 31, 2015 and March 31, 2014, respectively

57

57

Additional Paid in Capital

26,927

26,397

Accumulated Deficit

(40,698)

(26,106)

Total Stockholders’ Equity (Deficit)

(13,714)

348

Total Liabilities and Stockholders’ Equity (Deficit)

$

3,118   $

19,971

The accompanying notes are an integral part of these financial statements.

UA Granite Corporation

Statements of Operations

Fiscal Year Ended

Fiscal Year Ended

March 31, 2015

March 31, 2014

Operating Expenses

Legal and accounting

$

7,903

$

9,705

Consulting

-

12,500

General and administrative

6,159

1,307

Total Operating Expenses

14,062

23,512

Other Expense

Imputed interest expense

530

403

Net Loss

$

(14,592)

$

(23,915)

Net Loss Per Common Share – Basic and Diluted

(0.00)

(0.00)

Weighted Average Number of Common Shares

Outstanding  - Basic and Diluted

5,650,000

5,194,110

The accompanying notes are an integral part of these financial statements.

UA Granite Corporation

Statements of Cash Flows

Fiscal Year

Fiscal Year

Ended March

Ended

31, 2015

March 31,

2014

Operating Activities

Net loss

$

(14,592)

$

(23,915)

Adjustment to reconcile net loss to net cash

used by operating activities:

Imputed interest

530

403

Changes in operating assets and

liabilities:

Accounts payable and accrued

liabilities

(9,551)

12,500

Net Cash Used in Operating Activities

(23,613)

(11,012)

Financing Activities

Proceeds from director

6,760

-

Proceeds from issuance of common shares

-

26,001

Net Cash Provided by Financing Activities

6,760

26,001

Increase (Decrease) in Cash

14,989

(16,853)

Cash - Beginning of Period

4,982

19,971

Cash - End of Period

$

3,118

$

19,971

There were no non-cash investing or financing transactions for the years ended March 31, 2015 and 2014.

The accompanying notes are an integral part of these financial statements.

UA Granite Corporation

Statement of Changes in Stockholders’ Equity (Deficit)

Common Stock

Additional Paid

Accumulated

Shares

Amount

in Capital

Deficit

Total

Balances at  March 31, 2013

5,000,000      $

50

$

-

$

(2,191)  $

(2,141)

Issuance of shares

650,000

7

25,994

-

26,001

Imputed interest

-

-

403

-

403

Net loss

-

-

-

(23,915)

(23,915)

Balances at  March 31, 2014

5,650,000      $

57

$

26,397

$

(26,106)  $

348

Issuance of shares

-

-

-

-

-

Imputed interest

-

-

530

-

530

Net loss

-

-

-

(14,592)

(14,592)

Balances at  March 31, 2015

5,650,000      $

57

$

26,927

$

(40,698)  $     (13,714)

The accompanying notes are an integral part of these financial statements.

UA Granite Corporation

Notes to the Financial Statements

For the Years Ended March 31, 2015 and 2014

NOTE 1 – NATURE OF OPERATIONS

DESCRIPTION OF BUSINESS AND HISTORY

UA Granite Corporation (the “Company”) was incorporated on February 14, 2013 in the State of Nevada.

The  Company  does  not   have  any  revenues  and  has  incurred  losses  since  inception.  Currently,  the

Company  has  no  operations,  has  been  issued  a  going  concern  opinion  and  relies  upon  the  sale  of  our securities and loans from its sole officer and director to fund operations.

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any

adjustments  to  the  recoverability  and  classification  of   recorded  asset   amounts  and  classification  of

liabilities  that  might  be  necessary  should  the  Company  be  unable  to  continue  as  a  going  concern.  As  at

March  31,  2015  the  Company  has  a  working  capital  deficiency,  has  not  generated  revenues  and  has accumulated  losses  of  $40,698  since  inception.  The  continuation  of  the  Company  as  a  going  concern  is dependent  upon  the  continued  financial  support  from  its  shareholders,  the  ability  of  the  Company  to

obtain    necessary    equity    financing    to    continue    operations,    and    the    attainment    of    profitable

operations.  These  factors  raise  substantial  doubt  regarding  the  Company’s  ability  to  continue  as  a  going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These  financial  statements  and  related  notes  are  presented  in  accordance  with  accounting  principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is March 31.

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

UA Granite Corporation

Notes to the Financial Statements

For the Years Ended March 31, 2015 and 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

CASH AND CASH EQUIVALENTS

The  Company  considers  all  highly  liquid  instruments  with  original  maturities  of  three  months  or  less when  acquired,  to  be  cash  equivalents.  We  had  no  cash  equivalents  at  March  31,  2015  or  March  31,

2014.

INCOME TAXES

The  Company  accounts  for  income  taxes  under  the  provisions  issued  by  the  FASB  which  requires recognition  of  deferred  tax  liabilities  and  assets  for  the  expected  future  tax  consequences  of  events  that have  been  included  in  the  financial  statements  or  tax  returns.  Under  this  method,  deferred  tax  liabilities and  assets  are  determined  based  on  the  difference  between  the  financial  statement  and  tax  bases  of  assets and  liabilities  using  enacted  tax  rates  in  effect  for  the  year  in  which  the  differences  are  expected  to reverse. The  Company computes tax  asset  benefits for  net  operating losses  carried forward.  The  potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

LOSS PER COMMON SHARE

The  Company  reports  net  loss  per  share  in  accordance  with  provisions  of  the  FASB.  The  provisions require  dual  presentation  of  basic  and  diluted  loss  per  share.  Basic  net  loss  per  share  excludes  the  impact of  common  stock equivalents.  Diluted  net  loss  per  share  utilizes  the  average  market  price  per  share  when applying the treasury stock method  in  determining common  stock equivalents.  As  of  March  31,  2015  and

March 31, 2014, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant  to  ASC  No.  820,  “Fair  Value  Measurements  and  Disclosures”,  the  Company  is  required  to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2015. The

Company’s  financial  instruments  consist  of  cash.  The  Company  considers  the  carrying  value  of  such amounts  in  the  financial  statements  to  approximate  their  fair  value  due  to  the  short-term  nature  of  these financial instruments.

UA Granite Corporation

Notes to the Financial Statements

For the Years Ended March 31, 2015 and 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

RECENTLY ISSUED ACCOUNTING STANDARDS

On  November  2014,  The  Financial  Accounting  Standards  Board  (FASB)  issued  Accounting  Standard

Update No. 2014-16—Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a

Hybrid  Financial  Instrument  Issued  in  the  Form  of  a  Share  Is  More  Akin  to  Debt  or  to  Equity (a

consensus  of  the  FASB  Emerging  Issues  Task  Force).  The  amendments  in  this Update  do  not  change  the current  criteria  in  GAAP  for  determining  when  separation  of  certain  embedded  derivative  features  in  a hybrid  financial  instrument  is  required.  That  is,  an  entity  will  continue  to  evaluate  whether  the  economic characteristics  and  risks  of  the  embedded  derivative  feature  are  clearly  and  closely  related  to  those  of  the host  contract,  among  other  relevant  criteria.  The  amendments  clarify  how  current  GAAP  should  be interpreted  in  evaluating  the  economic  characteristics  and  risks  of  a  host  contract  in  a  hybrid  financial instrument  that  is  issued  in  the  form  of  a  share.  The  effects  of  initially  adopting  the  amendments  in  this

Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in  the  form  of  a  share  as  of  the  beginning  of  the  fiscal  year  for  which  the  amendments  are  effective.

Retrospective application is permitted to all relevant prior periods.

On  November  2014,  The  Financial  Accounting  Standards  Board  (FASB)  issued  Accounting  Standard

Update  No.  2014-17—Business  Combinations  (Topic  805):  Pushdown  Accounting (a  consensus  of  the

FASB  Emerging  Issues  Task  Force).   The  amendments  in  this  Update  provide  an  acquired  entity  with  an option  to  apply  pushdown  accounting  in  its  separate  financial  statements  upon  occurrence  of  an  event  in which  an  acquirer  obtains  control  of  the  acquired  entity.  The  amendments  in  this  Update  are  effective  on

November  18,  2014.  After  the  effective  date,  an  acquired  entity  can  make  an  election  to  apply  the guidance to future change-in-control  events or  to its most  recent  change-in-control  event. However, if  the financial  statements  for  the  period  in  which  the  most  recent  change-in-control  event  occurred  already have  been  issued  or  made  available  to  be  issued,  the  application  of  this  guidance  would  be  a  change  in accounting principle.

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates

(ASU)  2014-15  requiring  an  entity’s  management  to  evaluate  whether  there  are  conditions  or  events,

considered  in  aggregate,  that  raise  substantial  doubt  about  entity’s  ability  to  continue  as  a  going  concern within one year after the date that the financial statements are issued (or within one year after the date that the  financial  statements  are  available  to  be  issued  when  applicable).  The  amendments  to  (ASU)  2014-15 are  effective  for  the  annual  period  ending  after  December  15,  2016,  and  for  annual  periods  and  interim periods  thereafter.  Early  application  is  permitted.  The  Company  is  in  the  process  of  evaluating  the prospective impact of (ASU) 2014-15 will have on its balance sheet.

In  June  2014,  the  FASB  Accounting Standards  Update  2014-10,  Income Taxes  Topic 915:  Elimination  of

Certain   Financial   Reporting   Requirements,   Including   an   Amendment   to   Variable   Interest   Entities

Guidance  in  Topic  810,  Consolidation.  The  amendments  in  this  update  eliminated  the  concept  of  a development stage entity (“DSE”) from US GAAP. This change rescinds financial reporting requirements that  have  historically  applied  to  DSEs  such  as  labeling  financial  statements  as  those  of  a  DSE,  providing inception-to-date  information  in  the  statements  of  income,  cash-flows  and  shareholder  equity  and  certain specific  disclosures.  This  ASU  has  been  early  adopted  by  the  Company  as  of  March  31,  2015  and therefore  for  the  year  ended  March  31,  2015.  Early  adoption  is  permitted  for  all  financial  statements  that have not been issued or made available for issuance.

UA Granite Corporation

Notes to the Financial Statements

For the Years Ended March 31, 2015 and 2014

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

The  Company  currently  has  net  operating  loss  carry  forwards  aggregating  $39,735  (2014:  $26,106),

which expire through 2030. The deferred tax asset related to the carry forwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of March 31,

2015:

2015

2014

Deferred tax assets

$

13,837    $

9,137

Valuation allowance for deferred tax

assets

(13,837)

(9,137)

Net deferred tax assets

$

-    $

-

UA Granite Corporation

Notes to the Financial Statements

For the Years Ended March 31, 2015 and 2014

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

Company's own data.)

The following presents the Company's fair  value hierarchy for  those assets and liabilities measured at  fair value on a non-recurring basis as of March 31, 2015 and March 31, 2014:

Level 1: None

Level 2: None

Level 3: None

Total Gain (Losses): None

UA Granite Corporation

Notes to the Financial Statements

For the Years Ended March 31, 2015 and 2014

NOTE 5 - RELATED PARTY TRANSACTIONS

A director has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs.  As  of  March  31,  2015,  the  director  has  advanced  a  total  of  $11,883.  The  advances  do  not  bear interest  and  are  without  specific  terms  of  repayment.  Imputed  interest  of  $530  and  $403  was  charged  to additional paid in capital during the fiscal years ended March 31, 2015 and March 31, 2014, respectively.

NOTE 6 - COMMON STOCK

On  February  14,  2013,  the  Company  issued  5,000,000  common  shares  to  Myroslav  Tsapaliuk,  the founder of the Company.

On   December   12,   2013,   the   Company   issued   650,000   common   shares   in   a   registered   offering   to

subscribers for total proceeds of $26,001.

As of March 31, 2015, the Company has issued 5,650,000 common shares.

NOTE 7 – SUBSEQUENT EVENT

The  Company has  evaluated  subsequent  events from the  balance sheet  date  through  the  date the  financial statements were issued and has determined that there are no events to disclose.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and

15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2015.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording,

processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was not accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Management's Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the chief executive officer and the chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

▪     Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets.

▪     Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors.

▪     Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control – Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992),

to determine whether there existed material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. The assessment identified a material weakness in internal control over financial reporting. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

The matters involving internal control over financial reporting that management considers to be material weaknesses are: The matters involving internal control over financial reporting that our management considered to be material weaknesses were:

Lack of Appropriate Independent Oversight.  The board of directors has not provided an appropriate level of oversight of the Company’s financial reporting and procedures for internal control over financial reporting during the annual period, since it has no independent directors that could have provided an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions. While this control deficiency did not result in any audit adjustments to our 2015 interim or annual financial statements, it could have resulted in material misstatements that might have been prevented or detected by independent oversight. Accordingly we determined that this control deficiency as of March 31, 2015, constituted a material weakness.

Failure to Segregate Duties. The board of directors has not maintained any segregation of duties within the Company’s management, instead relying on a single individual to fill the role of chief executive officer, chief financial officer and principal accounting officer, responsible for a broad range of duties that cannot be properly reconciled with a singular management resource.  Accordingly we determined that this control deficiency as of March 31, 2015, constituted a material weakness.

Insufficient Accounting Resources. The board of directors has insufficient internal accounting resources,

with an acceptable knowledge of US GAAP processes, to oversee the Company’s financial reporting and procedures for internal control. Accordingly, we determined that this control deficiency as of March 31,

2015, constituted a material weakness.

US GAAP Knowledge. The board of directors has engaged an external consultant to counter the internal lack of US GAAP knowledge however the effectiveness of the external consultant is affected by the

Company’s lack of sufficient internal accounting resources. Accordingly, we determined as of March 31,

2015, that the internal lack of US GAAP knowledge is part of the material weaknesses as stated above.

Management’s Remediation Initiatives

Due to the material weaknesses in internal control over financial reporting described above, the

Company’s management has concluded that, as of March 31, 2015, that the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated

Framework issued by the COSO. The Company intends to remedy its material weaknesses by:

—   forming an audit committee made up of non-managerial directors that will oversee management at such time as the board of directors is enlarged in response to acquiring or developing a given business opportunity.

—   engaging an individual to serve as chief financial officer and principal accounting officer to segregate the duties of chief executive officer and chief financial officer in response to acquiring or developing a given business opportunity.

—   bolstering internal accounting resources through contracting an individual with a working knowledge of GAAP accounting in response to acquiring or developing a given business opportunity.

The aforementioned material weaknesses were identified by our chief executive officer and chief financial officer in connection with his review of our financial statements as of March 31, 2015.

Management believes that the material weakness set forth above did not have an effect on our financial results. However, management believes that the weaknesses identified above could result in ineffective application of required internal controls over financial reporting, which weakness could result in a material misstatement in our financial statements in future periods.

Attestation Report

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we,

engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Changes in internal control over financial reporting

During the year ended March 31, 2015, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.

OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the

Company:

Name

Age

Position

Myroslav Tsapaliuk

55

Director, Chief Executive Officer, Chief Financial

Officer, Principal Accounting Officer

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years:

Myroslav Tsapaliuk has served as chief executive officer, chief financial officer and principal accounting officer since February 19, 2013.

Business Experience

Mr. Tsapaliuk brings years of experience in sourcing, marketing and installing granite products. Since

August of 1997 to date he has acted as the sole proprietor of FOP “Tsapaliuk Myroslav”, a private entity that operates in Ukraine. FOP “Tsapaliuk Myroslav provides services for the installation of granite counter-tops, tiles and fire places.

Officer and Director Responsibilities and Qualifications

Mr. Tsapaliuk is responsible for the overall management of the Company. His experience in granite products and his actions as founder qualify him for his responsibilities to the Company.

Other Public Company Directorships in the Last Five Years

Mr. Tsapaliuk has not been a director of any other public companies over the past five years.

The Company has concluded that Mr. Tsapaliuk should continue to serve as a director due to the breadth of his business experience.

Family Relationships

Not applicable.

Involvement in Certain Legal Proceedings

During the past ten years there are no events that occurred related to an involvement in legal proceedings that are material to an evaluation of the ability or integrity of the Company’s directors, or persons nominated to become directors or executive officers.

Term of Office

Our directors were appointed for a one (1) year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers were appointed by our board of directors and will hold office until removal by the board of directors.

No other persons are expected to make any significant contributions to the Company’s executive decisions who are not executive officers or directors of the Company.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in their ownership with the Commission, and forward copies of such filings to us. Based solely upon a review of Forms 3, 4 and 5 furnished to us, we are not aware of any persons who, during the period ended March 31, 2015, failed to file, on a timely basis, reports required by Section 16(a) of the

Exchange Act except the following:

-

Myroslav Tsapaliuk failed to file a Form 3 or Form 5 in connection with his appointment to the board of directors, as an executive officer and as a shareholder owning in excess of 10% of the

Company’s outstanding shares.

Code of Ethics

The Company has not adopted a code of ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934 that applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions.

Board of Directors Committees

The board of directors has not established an audit committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures.

Since we do not have an audit committee, these functions are performed by our sole director. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, the Company would be required to establish an audit committee.

The board of directors has similarly not established a nominating committee, compensation committee or compliance and ethics committee in the belief that such committees are not necessary since the Company has only one director, and to date, such director has been performing the functions of such committees.

Director Compensation

Our sole director is not reimbursed for out-of-pocket costs incurred in attending meetings or for his services as a director of the Company.

ITEM 11.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of the Company’s compensation program is to provide an incentive to our chief executive officer and chief financial officer for services rendered. The incentive for his service lies in his being the

Company’s largest shareholder and is adequate to retain him at this stage of our development.

Nonetheless, when we develop or acquire an existing business opportunity our intention in respect to executive compensation would be to compensate Company executives in accordance with compensatory packages typical of other early stage companies. We do not expect to rely on any specific formula to determine future compensation. Future compensation arrangements for Company executives will most likely include salaries, stock awards and stock options.

Executive compensation paid to our chief executive officer and chief financial officer for the periods ended March 31, 2015, and March 31, 2014, were $nil and $nil respectively.

Table

The following table provides summary information for 2015 and 2014 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and the chief financial officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table

Name and

Year     Salary     Bonus

Stock

Option

Non-Equity

Change in Pension

All Other

Total

Principal

Awards      Awards

Incentive Plan

Value and

Compensation

Position

($)

($)

Compensation

Nonqualified

($)

($)

($)

Deferred

($)

($)

Compensation($)

Myroslav

2015

-

-

-

-

-

-

-

-

Tsapaliuk

CEO, CFO,

2014

-

-

-

-

-

-

-

-

PAO, and

Director (1)

(1)    Mr. Tsapaliuk  was appointed President, CEO, CFO, Secretary, Treasurer and as a director on February 19, 2013.

Outstanding Equity Awards as of March 31, 2015

The following table provides summary information for the period March 31, 2015, concerning unexercised options, stock that has not vested, and equity incentive plan awards by the Company to or on behalf of (i) the chief executive officer and chief financial officer and (ii) the three most highly compensated individuals whose total compensation exceeds $100,000:

Outstanding Equity Awards at Fiscal Year-End

Option awards

Stock awards

Equity

incentive

plan

Equity

awards:

incentive

Number

Equity

market or

plan

of

incentive plan    payout

awards:

shares

Market

awards:

value of

Number of

number of

or units

value of

number of

unearned

securities

Number of

securities

of stock      shares or

unearned

shares,

underlying

securities

underlying

that

units of

shares, units or  units or

unexercised     underlying

unexercised     Option

have

stock that      other rights

other rights

options

unexercised

unearned

exercise     Option

not

have not

that have not      that have

(#)

options

options

price

expiration    vested

vested(6)

vested

not vested

Name

exercisable      (#) exercisable

(#)

($)

date

(#)

($)

(#)

($)

Myroslav

-

-

-

-

-

-

-

-

-

Tsapaliuk

Compensation of Directors

The following table summarizes the compensation of our Company directors for the year ended March

31, 2015:

Fees

Non-qualified

Earned

Non- Equity

Deferred

or

Stock

Option

Incentive Plan     Compensation

All Other

Paid in     Awards      Awards

Compensation

Earnings

Compensation

Total

Name

Cash

($)

($)

($)

($)

($)

($)

($)

Myroslav Tsapaliuk

-

-

-

-

-

-

-

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially (1) as at March 31, 2015 by: (i) our sole director, (ii) each of our executive officers,

(iii) our executive officers and directors as a group, and (iv) each beneficial shareholder known to us to own more than 5% of our outstanding common stock. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address

Number of Common

Percentage of

Title of Class

of Beneficial Owner

Shares

Common Shares(1)

Common Stock

Myroslav Tsapaliuk, CEO, CFO, PAO and director

10 Bogdan Khmelnitsky Street, # 13A

5,000,000

88.5

Kiev 01030,

Ukraine

(1)

Under Commission Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly,

through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2015. The percentage calculations are based on the aggregate of 5,650,000 shares issued and outstanding as at March 31, 2015.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse,

parents, children, siblings, and in−laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us.

Director Independence

Our common stock is quoted on the OTC Pink Sheets.  As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent. Since we are not currently subject to corporate governance standards relating to the independence of our directors, we choose to define an “independent” director in accordance with NASDAQ Marketplace Rule 5605(a)(2)).  The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company. The Company has no independent directors under the above definition.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor,

M & K CPAS, PLLC, for our fiscal years ended March 31, 2015 and 2014:

Years ended March 31

2015

2014

Audit Fees:

$

5,200     $

3,700

Audit Related Fees:

-

-

Tax Fees:

-

-

All Other Fees:

-

-

Total:

$

5,200     $

3,700

Audit Fees

Audit Fees are the aggregate fees billed by our independent auditor for the audit of our annual financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

Audit-Related Fees are fees charged by our independent auditor for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees." This category comprises fees billed for independent accountant review of our interim financial statements and management discussion and analysis, as well as advisory services associated with our financial reporting.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The Company’s board of directors pre-approves all audit services to be provided to us by our independent auditors. Our Company’s policy regarding the pre-approval of non-audit services to be provided to us by our independent auditors is that all such services shall be pre-approved by the board of directors. Non-

audit services that are prohibited to be provided by our independent auditors may not be pre-approved. In addition, prior to the granting of any pre-approval, our board of directors must be satisfied that the performance of the services in question will not compromise the independence of the auditors.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages

F-1 through F-11, and are included as part of this Form 10-K:

Financial Statements of the Company for the years ended March 31, 2015 and 2014:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations and Comprehensive Loss

Statement of Stockholders’ Deficiency

Statements of Cash Flows

Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 25 of this Form 10-K, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UA Granite Corporation

By:   /s/MyroslavTsapaliuk

Myroslav Tsapaliuk, Chief Executive Officer, Chief

Financial Officer, Principal Accounting Officer

Date: July 14, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/MyroslavTsapaliuk

Myroslav Tsapaliuk

Director

Date: July 14, 2015

EXHIBIT INDEX

Exhibit

Description

3.1.*

Articles of Incorporation (incorporated by reference to the Company’s Form S-1 filed with the Commission on June 18, 2013).

3.2*

Bylaws (incorporated by reference to the Company’s Form S-1 filed with the

Commission on June 18, 2013).

31

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule

13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18

U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of

2002.

101. INS

XBRL Instance Document†

101. PRE

XBRL Taxonomy Extension Presentation Linkbase†

101. LAB

XBRL Taxonomy Extension Label Linkbase†

101. DEF

XBRL Taxonomy Extension Label Linkbase†

101. CAL

XBRL Taxonomy Extension Label Linkbase†

101. SCH

XBRL Taxonomy Extension Schema†

*

Incorporated by reference to previous filings of the Company.

†

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed

“furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed”

for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

25