Form 10-Q
period 2015-06-30
UA Granite Corp
filed 2015-08-19
CIK 1577882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)



☑   Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended June 30, 2015.

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from

to

.

Commission file number: 333-189414

UA GRANITE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada

80-0899451

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

10 Bogdan Khemlnitsky Street #13A

Kiev, Ukraine 01030

(Address of principal executive offices)    (Zip Code)

(380) 636419991

Registrant’s telephone number, including area code

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

Indicate  by  check  mark  whether  the  registrant  is  a  large  accelerated  filer,  an  accelerated  filer,  a  non-

accelerated   filer,   or   a   smaller   reporting   company.   See   the   definitions   of   “large   accelerated   filer,”

“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    Accelerated filer    Non-accelerated filer    Smaller reporting company ☑

Indicate  by  check  mark  whether  the  registrant  is  a  shell  company  (as  defined  in  Rule  12b-2  of  the

Exchange Act). Yes ☑    No 

Indicate  the  number  of  shares  outstanding  of  each  of  the  registrant’s  classes  of  common  stock,  as  of  the latest  practicable  date. The  number  of  shares  outstanding  of  the  registrant’s  common  stock,  $0.00001  par value (the only class of voting stock), at August 19, 2015, was 5,650,000.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item1.

Financial Statements

3

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of  Operations 14

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

18

Item 4.

Controls and Procedures

18

PART II OTHER INFORMATION

Item 1.

Legal Proceedings

19

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 3.

Management's Discussion and Analysis of Financial Condition and Results of  Operations19

Item 4.

Mine Safety Disclosures

19

Item 5.

Other Information

19

Item 6.

Exhibit

19

Signatures

20

ITEM 1.

FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” “us,” “it,” and “its” refer to UA Granite Corporation.,

a Nevada corporation, unless otherwise indicated.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements included in this Form 10-Q reflect all adjustments

(consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

UA Granite Corporation

Balance Sheets

(unaudited)

June 30, 2015

March 31, 2015

ASSETS

Current Assets

Cash

$

602

$

3,118

Total Assets

$

602

$

3,118

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts Payable and Accrued Liabilities

$

9,502

$

4,949

Due to Directors

13,383

11,883

Total Liabilities

$

22,885

$

16,832

Stockholders’ Equity (Deficit)

Common Stock (75,000,000 shares authorized, par value

$0.00001, 5,650,000 and 5,650,000 shares issued and

outstanding) at June 30, 2015 and March 31, 2015, respectively

57

57

Additional Paid in Capital

27,161

26,927

Accumulated Deficit

(49,501)

(40,698)

Total Stockholders’ Equity (Deficit)

(22,283)

(13,714)

Total Liabilities and Stockholders’ Equity (Deficit)

$

602

$

3,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

UA Granite Corporation

Statements of Operations

For the Three Months Ended June 30, 2015 and 2014

(Unaudited)

Three Month Period

Three Month Period

Ended June 30, 2015

Ended June 30, 2014

Operating Expenses

Legal and accounting

$

1,500   $

2,250

Consulting

7,069

-

Total Operating Expenses

8,569

2,250

Other Expense

Imputed interest expense

234

101

Net Loss

$

(8,803)   $

(2,351)

Net Loss Per Common Share – Basic and

$

(0.00)   $

(0.00)

Diluted

Weighted Average Number of Common Shares

Outstanding

5,650,000

5,650,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

UA Granite Corporation

Condensed Statements of Cash Flows

(Unaudited)

Three Month

Three Month

Period Ended

Period Ended

June 30, 2015

June 30, 2014

Operating Activities

Net loss

$

(8,803)

$

(2,351)

Adjustment to reconcile net loss to net cash used by

operating activities:

Imputed interest

234

101

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities

4,553

(12,500)

Net Cash Used in Operating Activities

$

(4,016)

(14,750)

Financing Activities

Proceeds from directors

1,500

-

Net Cash Provided by Financing Activities

1,500

-

Increase (Decrease) in Cash

(2,516)

(14,750)

Cash - Beginning of Period

3,118

19,971

Cash - End of Period

$

602

$

5,221

There were no non-cash investing and financing transactions for the three month periods ended June 30,

2015 and 2014.

The accompanying notes are an integral part of these condensed consolidated financial statements.

UA Granite Corporation

Statement of Changes in Stockholders’ Deficit

From March 31, 2014 to June 30, 2015

(unaudited)

Common Stock

Additional   Accumulated

Paid

Deficit

Shares

Amount

in Capital

Stage

Total

Balances at  March 31, 2014

5,650,000   $      57

$

26,397  $     (26,106)    $

348

Imputed interest

-

-

530

-

530

Net loss

-

-

-

(14,592)

(14,592)

Balances at  March 31, 2015

5,650,000   $      57

$

26,927  $     (40,698)   $ (13,714)

Imputed interest

-

-

234

-

234

Net loss

-

-

-

(8,803)

(8,803)

Balances at  June 30, 2015

5,650,000   $      57

$

27,161  $     (49,501)   $   (22,283)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UA Granite Corporation

Notes to Financial Statements

June 30, 2015

(Unaudited)

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

June  30,  2015  the  Company  has  a  working  capital  deficiency,  has  not  generated  revenues  and  has accumulated  losses  of  $49,501  since  inception.  The  continuation  of  the  Company  as  a  going  concern  is dependent  upon  the  continued  financial  support  from  its  shareholders,  the  ability  of  the  Company  to

obtain    necessary    equity    financing    to    continue    operations,    and    the    attainment    of    profitable

operations.  These  factors  raise  substantial  doubt  regarding  the  Company’s  ability  to  continue  as  a  going concern.

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

Notes to Financial Statements

June 30, 2015

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

CASH AND CASH EQUIVALENTS

The  Company  considers  all  highly  liquid  instruments  with  original  maturities  of  three  months  or  less when acquired, to be cash equivalents.  We had no cash equivalents at June 30, 2015 or June 30, 2014.

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

LOSS PER COMMON SHARE

The  Company  reports  net  loss  per  share  in  accordance  with  provisions  of  the  FASB.  The  provisions require  dual  presentation  of basic  and  diluted  loss  per  share.  Basic  net  loss  per  share  excludes  the  impact of common  stock equivalents.  Diluted  net  loss  per  share  utilizes  the  average  market  price  per  share  when applying  the  treasury  stock  method  in  determining  common  stock  equivalents.  As  of  June  30,  2015  and

June 30, 2014, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant  to  ASC  No.  820,  “Fair  Value  Measurements  and  Disclosures”,  the  Company  is  required  to estimate  the  fair  value  of  all  financial  instruments  included  on  its  balance  sheet  as  of  June  30,  2015.  The

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

RECENTLY ISSUED ACCOUNTING STANDARDS

On  November  2014,  The  Financial  Accounting  Standards  Board  (FASB)  issued  Accounting  Standard

Update No. 2014-16 – Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a

Hybrid Finance Instrument Issued in the  Form of a Share is  More Akin to Debt  or to Equity (a consensus

of  the  FASB  Emerging  Issues  Task  Force).   The  amendments  in  this  Update  do  not  change  the  current criteria  in  GAAP  for  determining  when  separation  of  certain  embedded  derivative  features  in  a  hybrid

financial  instrument  is  required.    That  is,  an  entity  will  continue  to  evaluate  whether  the  economic characteristics  and  risks  of the  embedded  derivative  feature  are  clearly and  closely related  to  those  of  the

host  contract,  among  other  relevant  criteria.    The  amendments  clarify  how  current  GAAP  should  be

interpreted  in  evaluating  the  economic  characteristics  and  risks  of  a  host  contract  in  a  hybrid  financial

instrument  that  is  issued  in  the  form  of  a  share.   The  effects  of  initially  adopting  the  amendments  in  this

Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued

UA Granite Corporation

Notes to Financial Statements

June 30, 2015

(Unaudited)

in  the  form  of  a  share  as  of  the  beginning  of  the  fiscal  year  for  which  the  amendments  are  effective.

Retrospective application is permitted to all relevant prior periods.

On  November  2014,  the  Financial  Accounting  Standards  Board  (FASB)  issued  Accounting  Standard

Update  No.  2014-17  –  Business  Combinations  (Topic  805):  Pushdown  Accounting  (a  consensus  of  the

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

31,  2015  and  therefore  for  the  period  ended  June  30,  2015.   Early  adoption  is  permitted  for  all  financial

statements that have not been issued or made available for issuance.

UA Granite Corporation

Notes to Financial Statements

June 30, 2015

(Unaudited)

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

The Company currently has net operating loss carryforwards aggregating $49,501 (2015: $40,698), which expire through 2030. The deferred tax asset related to the carryforwards has been fully reserved.

The  Company  has  deferred  income  tax  assets,  which  have  been  fully  reserved,  as  follows:  June  30,

2015:

June 30,

March 31,

2015

2014

Deferred tax assets

$

16,830    $

13,837

Valuation allowance for deferred tax

assets

(16,830)

(13,837)

Net deferred tax assets

$

-    $

-

UA Granite Corporation

Notes to Financial Statements

June 30, 2015

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

Company's own data.)

The  following presents the Company's fair value hierarchy for those assets  and liabilities  measured at fair value on a non-recurring basis as of June 30, 2015 and March 31, 2015:

Level 1: None

Level 2: None

Level 3: None

Total Gain (Losses): None

UA Granite Corporation

Notes to Financial Statements

June 30, 2015

(Unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

A director has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of June 30, 2015, the director has advanced a total of $13,383. The advances do not bear interest and are without specific terms of repayment. Imputed interest of $234 and $101 was charged to additional paid in capital during the three month period ended June 30, 2015 and June 30, 2014,

respectively.

NOTE 6 - COMMON STOCK

On February 14, 2013, the Company issued 5,000,000  common  shares  to  Myroslav  Tsapaliuk,  the founder of the Company.

On December 12, 2013, the Company issued 650,000 common shares in a registered offering to subscribers for total proceeds of $26,001.

As of June 30, 2015, UA Granite Corporation has issued 5,650,000 common shares.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no events to disclose.

.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of

Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is March 31. All information presented herein is based on the three months ended June 30, 2015 and June 30, 2014.

Overview

The Company is currently in the process of evaluating business opportunities and has minimal operating levels. We can provide no assurance that we will be successful in identifying suitable business opportunities, or if we are able to identify suitable business opportunities, that we will be able to find an adequate source of financing to acquire any business or business assets, and commence operations, or that those operations, if commenced, will be successful in generating profits.

Our Plan of Operation

The Company’s plan of operation over the next twelve months is to identify and acquire a suitable business opportunity. However, we will not be able to pursue any new business opportunities that we might identify without additional financing to provide for ongoing operations. Management is actively seeking new financing to this end while we evaluate potential businesses.

We anticipate that in order to maintain operations while we evaluate new businesses the Company will need debt or equity funding of at least $50,000 over the next twelve months. Should we be successful in identifying a new business opportunity the Company will require additional funding to evaluate and prospectively acquire any given opportunity. The amount of such additional funding will depend on the business and is not determinable at this time.

Other than shareholder loans, we do not believe that debt financing will be an attractive means of funding our business development as we do not have tangible assets to secure debt financing. Rather, we anticipate that future funding will be in the form of shareholder loans and equity financing from the sale of our common stock. However, we do not currently have any financing arrangements in place and cannot provide prospective investors with any assurance that we will be able to procure sufficient funding to fund our plan of operation. Accordingly, we will require continued financial support from our shareholders and creditors until we are able to generate sufficient net cash flow from active operations on a sustained basis.

Results of Operations

During the three months ended June 30, 2015, the Company (i) sought out prospective business opportunities; and (ii) satisfied continuous public disclosure requirements.

Our operations for the three months ended June 30, 2015 and 2014 are summarized below.

Three months

Three months

Ended

Ended

June 30, 2015

June 30, 2014

Expenses:

Legal and accounting

$

(1,500)      $

(2,250)

Consulting

(7,069)

-

Imputed  interest expense

(234)

(101)

Net income (loss) and

comprehensive income (loss)

for the period

$

(8,803)

$

(2,351)

Net Loss

Net loss for the three months ended June 30, 2015 was $8,803 as compared to net loss of $2,351 for the three months ended June 30, 2014. The recognition of net loss over the comparable three month periods ended June 30, 2015, and June 30, 2014, can be attributed to changes in professional fees, consulting expenses and imputed interest.

We did not generate revenue during this period and expect to continue to incur losses over the next twelve months at a rate comparable to the current quarterly period presented here or until such time as we are able to conclude the acquisition or development of a new business opportunity that produces net income.

Capital Expenditures

The Company expended no amounts on capital expenditures for the three month period ended June 30,

2015.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

Since inception, the Company has experienced significant changes in liquidity, capital resources, and stockholders’ deficiency.

The Company had current and total assets of $602 as of June 30, 2015, consisting solely of cash and a working capital deficit of $22,283, as compared to current and total assets of $3,118, consisting solely of cash and a working capital deficit of $13,714 as of March 31, 2015. Accumulated deficits was $49,501 at June 30, 2015, as compared to an accumulated deficit of $40,698 at March 31, 2015.

Cash Used in Operating Activities

Net cash flow used in operating activities for the three month period ended June 30, 2015 was $4,016 as compared to $14,750 for the three month period ended June 30, 2014, which differences reflect the comparative changes in working capital in the current period. Net cash flow used in operating activities in the prior period can also be primarily attributed to changes in working capital and accounts payable.

Operating activities include but are not limited to, personnel costs, accounting fees and consulting expenses while changes in working capital include accounts payable and accrued liabilities.

We expect to continue to use net cash flow in operating activities over the next twelve months or until such time as the Company can generate revenue to offset expenses in order to transition to providing net cash flow from operations.

Cash Used in Investing Activities

We do expect to use net cash flow in investing activities in connection with the development or acquisition of a suitable business opportunity in a future period. However, until such time as such unidentified opportunity is concluded, we do not expect to use net cash flows in investing activities.

Cash Flows from Financing Activities

Cash flow provided by financing activities for the three months ended June 30, 2015, were $1,500 as compared to $0 for the three months ended June 30, 2014. The increase in cash flow provided from financing activities over the comparative three month periods can be attributed to the increase in unsecured loan amounts procured from our sole director.

We expect to continue to use cash flows provided by financing activities to procure sufficient funds to maintain operations in order to seek out suitable business opportunities.

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

Company’s shareholders are the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain sufficient funding to maintain operations will have a material adverse affect on its ability to fulfill its current plan of operation.

The Company does not intend to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of June 30, 2015.

The Company had no commitments for future capital expenditures that were material at June 30, 2015.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of June 30, 2015, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Future Financings

We anticipate continuing to rely on debt or equity sales of our shares of common stock in order to continue to fund our business operations. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

Critical Accounting Policies

In Note 2 to the audited consolidated financial statements for the three month period ended June 30, 2015 and 2014, included in our Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position.  The

Company believes that the accounting principles utilized by it conform to US GAAP.

The preparation of consolidated financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the

Company evaluates estimates. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities.  The actual results may differ from these estimates under different assumptions or conditions.

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $49,501 since inception and negative cash flows from operating activities as of June 30, 2015.  The Company’s ability to continue as a going concern is subject to the ability of the Company to obtain funding.  Management’s plan to address the Company’s ability to continue as a going concern includes obtaining funding from the private placement of equity or through debt financing.  Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

▪     our anticipated financial performance and business plan;

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the

Company’s management, with the participation of the chief executive officer and the acting chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in

Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June

30, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were ineffective in recording,

processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was not accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.

Legal Proceedings.

None.

Item 1A.

Risk Factors

Not required.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

Not applicable.

Item 5.

Other Information

None.

Item 6.

Exhibits

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page

21 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UA GRANITE CORP.

By:     /s/ Myroslav Tsapaliuk

Myroslav Tsapaliuk, Chief Executive Officer,

Chief Financial Officer and Principal

Accounting Officer

Date:  August 19, 2015

INDEX TO EXHIBITS

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

†

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed

“furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed”

for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections

21