Form 10-Q
period 2015-09-30
UA Granite Corp
filed 2015-11-16
CIK 1577882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)



☑   Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended September 30, 2015.

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

Large accelerated filer ☐Accelerated filer ☐Non-accelerated filer ☐ Smaller reporting company ☑

Indicate  by  check  mark  whether  the  registrant  is  a  shell  company  (as  defined  in  Rule  12b-2  of  the

Exchange Act). Yes ☑    No 

Indicate  the  number  of  shares  outstanding  of  each  of  the  registrant’s  classes  of  common  stock,  as  of  the latest  practicable  date. The  number  of  shares  outstanding  of  the  registrant’s  common  stock,  $0.00001  par value (the only class of voting stock), at November 16, 2015, was 5,650,000.

TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION

Item 1.      Financial Statements

3

Item 2.      Management’s Discussion and Analysis of Financial Condition and

Results of Operations

14

Item 3.      Quantitative and Qualitative Disclosure About Market Risk

18

Item 4.      Controls and Procedures

18

PART II  OTHER INFORMATION

Item 1.      Legal Proceedings

19

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 3.      Defaults Upon Senior Securities

19

Item 4.      Mine Safety Disclosures

19

Item 5.      Other Information

19

Item 6.      Exhibits

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

UA Granite Corporation

Balance Sheets

(unaudited)

September 30, 2015

March 31, 2015

ASSETS

Current Assets

Cash

$

-

$

3,118

Total Assets

$

-

$

3,118

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Bank indebtedness

$

78

$

-

Accounts Payable and Accrued Liabilities

16,676

4,949

Due to Directors

13,603

11,883

Total Liabilities

$

30,357

$

16,832

Stockholders’ Equity (Deficit)

Common Stock (75,000,000 shares authorized, par value $0.00001,

5,650,000 and 5,650,000 shares issued and outstanding) at

September 30, 2015 and March 31, 2015, respectively

57

57

Additional Paid in Capital

27,398

26,927

Accumulated Deficit

(57,812)

(40,698)

Total Stockholders’ Equity (Deficit)

(30,357)

(13,714)

Total Liabilities and Stockholders’ Equity (Deficit)

$

-

$

3,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

UA Granite Corporation

Statements of Operations

For the Three and Six Months Ended September 30, 2015 and 2014

(Unaudited)

Three Month

Six Month

Three Month

Six Month

Period Ended

Period Ended

Period Ended

Period Ended

September 30,

September 30,

September 30,

September 30,

2015

2015

2014

2014

Operating Expenses

Legal and accounting

$

1,160      $

2,660

$

1,000

$

3,250

Consulting

6,794

13,863

-

-

General and administrative

120

120

-

-

Total Operating Expenses

8,074

16,643

1,000

3,250

Other Expense

Imputed interest expense

237

471

102

203

Net Loss

$

(8,311)      $

(17,114)

$

(1,102)

$

(3,453)

Net Loss Per Common Share –

Basic and Diluted

$

(0.00)

$

(0.00)

$

(0.00)

$

(0.00)

Weighted Average Number of

Common Shares Outstanding

5,650,000

5,650,000

5,650,000

5,650,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

UA Granite Corporation

Condensed Statements of Cash Flows

(Unaudited)

Six Month Period

Six Month Period

Ended September 30,

Ended September 30,

2015

2014

Operating Activities

Net loss

$

(17,114)

$

(3,453)

Adjustment to reconcile net loss to net cash used by

operating activities:

Imputed interest

471

203

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities

11,805

(12,500)

Net Cash Used in Operating Activities

$

(4,838)

(15,750)

Financing Activities

Proceeds from directors

1,720

-

Net Cash Provided by Financing Activities

1,720

-

Increase (Decrease) in Cash

(3,118)

(15,750)

Cash - Beginning of Period

3,118

19,971

Cash - End of Period

$

-

$

4,221

There were no non-cash investing and financing transactions for the six month periods ended September

30, 2015 and 2014.

The accompanying notes are an integral part of these condensed consolidated financial statements.

UA Granite Corporation

Statement of Changes in Stockholders’ Deficit

From March 31, 2014 to September 30, 2015

(unaudited)

Common Stock

Additional   Accumulated

Paid

Deficit

Shares

Amount

in Capital

Total

Balances at  March 31, 2014

5,650,000   $      57

$

26,397  $     (26,106)    $

348

Imputed interest

-

-

530

-

530

Net loss

-

-

-

(14,592)

(14,592)

Balances at  March 31, 2015

5,650,000   $      57

$

26,927  $     (40,698)   $ (13,714)

Imputed interest

-

-

471

-

471

Net loss

-

-

-

(17,114)

(17,114)

Balances at  September 30, 2015

5,650,000   $      57

$

27,398  $     (57,812)   $   (30,357)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UA Granite Corporation

Notes to Financial Statements

September 30, 2015

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

September  30,  2015,  the  Company  has  a  working  capital  deficiency,  has  not  generated  revenues  and  has accumulated  losses  of  $57,812  since  inception.  The  continuation  of  the  Company  as  a  going  concern  is dependent  upon  the  continued  financial  support  from  its  shareholders,  the  ability  of  the  Company  to

obtain    necessary    equity    financing    to    continue    operations,    and    the    attainment    of    profitable

operations.  These  factors  raise  substantial  doubt  regarding  the  Company’s  ability  to  continue  as  a  going concern.

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

September 30, 2015

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

CASH AND CASH EQUIVALENTS

The  Company  considers  all  highly  liquid  instruments  with  original  maturities  of  three  months  or  less when  acquired,  to  be  cash  equivalents.  We  had  no  cash  equivalents  at  September  30,  2015  or  March  31,

2015.

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

LOSS PER COMMON SHARE

The  Company  reports  net  loss  per  share  in  accordance  with  provisions  of  the  FASB.  The  provisions require  dual  presentation  of basic  and  diluted  loss  per  share.  Basic  net  loss  per  share  excludes  the  impact of common  stock equivalents.  Diluted  net  loss  per  share  utilizes  the  average  market  price  per  share  when applying the  treasury stock method  in  determining  common  stock equivalents.  As  of  September  30,  2015 and March 31, 2015, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant  to  ASC  No.  820,  “Fair  Value  Measurements  and  Disclosures”,  the  Company  is  required  to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2015.

The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts  in  the  financial  statements  to  approximate  their  fair  value  due  to  the  short-term  nature  of  these financial instruments.

RECENTLY ISSUED ACCOUNTING STANDARDS

In  April  2015,  the  Financial  Accounting  Standards  Board  (FASB)  issued  Accounting  Standards  Updates

(ASU)  2015-03  which  requires  that  debt  issuance  costs  be  reported  in  the  balance  sheet  as  a  direct deduction from the  face amount  of the related liability, consistent  with the presentation of debt  discounts.

Prior  to  the  amendments,  debt  issuance  costs  were  presented  as  a  deferred  charge  (i.e.,  an  asset)  on  the balance sheet. The ASU provides  examples illustrating the  balance sheet presentation of notes  net of their related  discounts  and  debt  issuance  costs.  Further,  the  amendments  require  the  amortization  of  debt issuance  costs  to  be  reported  as  interest  expense.  Similarly,  debt  issuance  costs  and  any  discount  or premium  are  considered  in  the  aggregate  when  determining  the  effective  interest  rate  on  the  debt.  The amendments  to  (ASU)  2015-03  are  effective  for  the  annual  period  ending  after  December  15,  2015,  and for  annual periods and interim periods  thereafter. The amendments must  be applied retrospectively. Early application is permitted.

UA Granite Corporation

Notes to Financial Statements

September 30, 2015

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

RECENTLY ISSUED ACCOUNTING STANDARDS - Continued

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

31,  2015  and  therefore  for  the  period  ended  September  30,  2015.    Early  adoption  is  permitted  for  all

financial statements that have not been issued or made available for issuance.

UA Granite Corporation

Notes to Financial Statements

September 30, 2015

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

The Company currently has net operating loss carryforwards aggregating $57,812 (2015: $40,698), which expire through 2030. The deferred tax asset related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows:

September 30,

March 31,

2015

2015

Deferred tax assets

$

19,656    $

13,837

Valuation allowance for deferred tax assets

(19,656)

(13,837)

Net deferred tax assets

$

-    $

-

UA Granite Corporation

Notes to Financial Statements

September 30, 2015

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

Company's own data.)

The  following presents the Company's fair value hierarchy for those assets  and liabilities  measured at fair value on a non-recurring basis as of September 30, 2015 and March 31, 2015:

Level 1: None

Level 2: None

Level 3: None

Total Gain (Losses): None

UA Granite Corporation

Notes to Financial Statements

September 30, 2015

(Unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

A director has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of September 30, 2015, the director has advanced a total of $13,603. The advances do not bear interest and are without specific terms of repayment. Imputed interest of $237 and $102 was charged to additional paid in capital during the three month periods ended September 30, 2015 and September 30,

2014, respectively. Imputed interest of $471 and $203 was charged to additional paid in capital during the six month periods ended September 30, 2015 and September 30, 2014, respectively.

NOTE 6 - COMMON STOCK

On February 14, 2013, the Company issued 5,000,000  common  shares  to  Myroslav  Tsapaliuk,  the founder of the Company, purchased for $0.00001 a share for total proceeds of $50.

On December 12, 2013, the Company issued 650,000 common shares in a registered offering to subscribers for total proceeds of $26,001.

As of September 30, 2015, the Company has issued 5,650,000 common shares.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is March 31. All information presented herein is based on the three and six months ended September 30, 2015 and

September 30, 2014.

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

Results of Operations

During the three and six months ended September 30, 2015, the Company (i) sought out prospective business opportunities; and (ii) satisfied continuous public disclosure requirements.

Our operations for the three and six months ended September 30, 2015 and 2014 are summarized below.

Three months

Six months

Three months

Six months

ended

ended

ended

ended

September 30,

September 30,

September 30,

September 30,

2015

2015

2014

2014

Expenses:

Legal and accounting

$

1,160   $

2,660   $

1,000   $

3,250

Consulting

6,794

13,863

-

-

Administrative

120

120

-

-

Imputed interest

237

471

102

203

Net income (loss) and

comprehensive income

(loss) for the period

$

(8,311)   $

(17,114)

(1,102)

(3,453)

Net Loss

Net loss for the three months ended September 30, 2015 was $8,311 as compared to net loss of $1,102 for the three months ended September 30, 2014. The recognition of net loss over the comparable three month periods ended September 30, 2015, and September 30, 2014, can be attributed to changes in professional fees, consulting expenses, administrative costs and imputed interest.

Net loss for the six months ended September 30, 2015 was $17,114 as compared to net loss of $3,453 for the six months ended September 30, 2014. The recognition of net loss over the comparable six month periods ended September 30, 2015, and September 30, 2014, can be attributed to professional fees,

consulting expenses, administrative costs and imputed interest.

We did not generate revenue during this period and expect to continue to incur losses over the next twelve months at a rate comparable to the current quarterly period presented here or until such time as we are able to conclude the acquisition or development of a new business opportunity that produces net income.

Capital Expenditures

The Company expended no amounts on capital expenditures for the six month periods ended September

30, 2015 and 2014.

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

The Company had current and total assets of $0 and a working capital deficit of $30,357, as of September

30, 2015, as compared to current and total assets of $3,118, consisting solely of cash and a working capital deficit of $13,714 as of March 31, 2015. Accumulated deficit was $57,812 at September 30, 2015,

as compared to an accumulated deficit of $40,698 at March 31, 2015.

Cash Used in Operating Activities

Net cash flow used in operating activities for the six month period ended September 30, 2015 was $4,838 as compared to $15,750 for the six month period ended September 30, 2014, which differences reflect the comparative changes in working capital in the current period. Net cash flow used in operating activities in the prior period can also be primarily attributed to changes in working capital and accounts payable.

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

Cash Flows from Financing Activities

Cash flow provided by financing activities for the six months ended September 30, 2015, were $1,720 as compared to $0 for the six months ended September 30, 2014. The increase in cash flow provided from financing activities over the comparative six month periods can be attributed to the increase in unsecured loan amounts procured from our sole director.

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

The Company had no lines of credit or other bank financing arrangements as of September 30, 2015.

The Company had no commitments for future capital expenditures that were material at September 30,

2015.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of September 30, 2015, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $57,812 since inception and negative cash flows from operating activities during the period ended September 30, 2015.  The Company’s ability to continue as a going concern is subject to the ability of the Company to obtain funding.  Management’s plan to address the Company’s ability to continue as a going concern includes obtaining funding from the private placement of equity or through debt financing.  Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of

September 30, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized,

and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:  November 16, 2015

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

21