Form 10-K
period 2016-03-31
UA Granite Corp
filed 2016-07-22
CIK 1577882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016.

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐No ☑

Indicate by check mark whether the registrant (1) has filed all reports required  to be filed  by Section  13 or 15(d) of the Securities

Exchange  Act  of  1934  during  the  preceding  12  months  (or  for  such  shorter  period  that  the  registrant  was  required  to  file  such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

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

Yes ☐No ☑

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

12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑    No ☐

The   aggregate   market   value   of   the   registrant’s   common   stock,   $0.0001   par   value   held   by   non-affiliates   (650,000)   was

approximately $162,500 based on the average closing bid and ask prices ($0.25) for the common stock on September 30, 2015.

At  July  20,  2016,  the number  of  shares  outstanding  of  the registrant’s  common  stock,  $0.001  par  value  (the  only  class  of  voting stock), was 5,650,000.

TABLE OF CONTENTS

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

21

Matters

Item 13.

Certain Relationships and Related Transactions, and Director Independence

21

Item 14.

Principal Accountant Fees and Services

22

PART IV

Item 15.

Exhibits, Financial Statement Schedules

23

Signatures

24

PART I

ITEM 1

BUSINESS

As used herein the terms “Company,” “we,” “our,” and “us” refer to UA Granite Corporation unless context indicates otherwise.

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

Employees

The Company currently has one employee Myroslav Tsapaliuk, our chief executive officer, chief financial officer and one of our directors who devotes approximately 20 hours a week to our business.

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

Research and Development

During the years ended March 31, 2016 and 2015, the Company spent no amounts on research and development activities.

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

ITEM 2.

PROPERTIES

The  Company  maintains  an  office  at  10  Bogdan  Khmelnitsky  Street,  #  13A,  Kyiv  01030,  Ukraine.  The

office  is  provided  by  our  chief  executive  officer,  Myroslav  Tsapaliuk,  at  no  cost  to  the  Company,  as  our primary  location  for  the  planning  and  implementation  of  our  business  plan.  Management  believes  the current premises are sufficient for its needs for at least the next 12 months.

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

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS,

AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since April 19, 2014, our common shares have been quoted on the OTCPink tier of the OTC Markets

Group, Inc. electronic trading platform, under the symbol “UAGZ”. The following table shows the reported high and low closing bid prices per share for our common stock based on the information provided by OTC Markets Group. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The following table indicates the high and low bid prices of our common shares during the periods indicated:

QUARTER

HIGH BID

LOW BID

ENDED

March 31, 2016

$

0.25

$

0.25

December 31, 2015

$

0.25

$

0.25

September 30, 2015

$

0.25

$

0.25

June 30, 2015

$

0.25

$

0.25

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

Common Stock

As of March 31, 2016, there were 29 shareholders of record holding a total of 5,650,000 shares of fully paid and non-assessable common stock of the 75,000,000 shares of common stock, par value $0.00001,

authorized. The board of directors believes that the number of beneficial owners is greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities.

There is no redemption or sinking fund provisions applicable to the common stock.

Warrants

As of March 31, 2016, the Company had no outstanding warrants to purchase shares of its common stock.

Stock Options

As of March 31, 2016, the Company had no outstanding stock options to purchase shares of its common stock.

Convertible Securities

As of March 31, 2016, the Company had no outstanding convertible securities to purchase shares of its common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no securities authorized for issuance under any equity compensation plan as of March

31, 2016.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

The Company had not repurchased any shares of its common stock during the year ended March 31,

2016.

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

Recent Sales of Unregistered Securities

During the quarter ended March 31, 2016, there were no sales of the Company’s securities.

Trading Information

The Company’s transfer agent is:

West Coast Stock Transfer, Inc.

721 North Vulcan Avenue, Suite 205

Encinitas

California 92024

(619) 664-4780

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by Section 15(g), the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, Section 15(g) may affect the ability of broker/dealers to sell our securities and also may affect  your ability to sell shares in the secondary market.

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

Results of Operations

During the year ended March 31, 2016, the Company sought out prospective business opportunities; and

satisfied continuous public disclosure requirements.

Our operations for the years ended March 31, 2016 and 2015 are summarized below.

2016

2015

Operating Expenses:

General and Administration

$

(1,846)     $

(6,159)

Professional fees

$

(5,280)     $

(7,903)

Consulting

$

(15,728)     $

-

Imputed interest expense

$

(1,543)     $

(530)

Net Loss for the Year

$

(24,397)     $

(14,592)

Net Loss

Net loss for year ended March 31, 2016 was $24,387 as compared to a net loss of $14,592 for the year ended March 31, 2015. The increase in net loss over the comparative annual periods can be attributed to the increase in consulting fees and imputed interest expense offset by the decrease in general and administrative fees and professional fees in the current annual period.

We did not generate revenue during this period and expect to continue to incur losses over the next twelve months at a rate comparable to the current annual period presented here or until such time as we are able to conclude the acquisition or development of a new business opportunity that produces net income.

Capital Expenditures

The Company expended no amounts on capital expenditures for the years ended March 31, 2016 and

March 31, 2015.

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

The Company had current and total assets of $95 as of March 31, 2016, consisting solely of cash, as compared to current and total assets of $3,118, consisting solely of cash as of March 31, 2015. Net stockholders' deficit was $36,568 at March 31, 2016, as compared to a net stockholders’ deficit of

$13,714 at March 31, 2015. The Company had a net working capital deficit of $36,568 as of March 31,

2016.

Cash Used in Operating Activities

Net cash used in operating activities for the year ended March 31, 2016 was $4,843 as compared to

$23,613 for the year ended March 31, 2015, which differences reflect the related party loan along with the comparative decrease in general and administrative expenses, the increase in consulting expenses and changes in working capital in the current year. Net cash flow used in operating activities in the prior year can also be primarily attributed to general and administrative expenses, and changes in working capital.

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

Cash Flows from Financing Activities

Net cash flow provided by financing activities for the year ended March 31, 2016, decreased to $1,820 as compared to $6,760 for the year ended March 31, 2015. The increase in net cash flow provided from financing activities over the comparative annual periods can be attributed to an increase in amounts provided by a director as compared to those amounts provided by a director in the former period.

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

The Company had no lines of credit or other bank financing arrangements as of March 31, 2016 or March

31, 2015.

The Company had no commitments for future capital expenditures that were material at March 31, 2016.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of March 31, 2016, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Future Financings

We anticipate continuing to rely on debt or equity sales of our shares of common stock in order to continue to fund our business operations. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operation.

Critical Accounting Policies

In Note 2 to the audited financial statements for the years ended March 31, 2016 and 2015, included in our Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position.  The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the US.

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $65,095 since inception and negative cash flows from operating activities as of March 31, 2016.  The Company’s ability to continue as a going concern is subject to the ability of the Company to obtain funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes obtaining funding from the private placement of equity or through debt financing.  Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the year ended March 31, 2016, as set forth below, are included with this Annual Report on Form 10-K. Our audited financial statements are prepared on the basis of accounting principles generally accepted in the United States and are expressed in U.S. dollars.

PAGE

Auditors’ Report

F-1

Balance Sheets, March 31, 2016 and 2015

F-2

Statements of Operations for the years ended March 31, 2016 and 2015

F-3

Statements of Cash Flows for the years ended March 31, 2016 and 2015

F-4

Statements of Changes in Stockholders’ Equity (Deficit) for the years ended March 31, 2016 and 2015

F-5

Notes to Financial Statements

F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

UA Granite Corporation

We have audited the accompanying balance sheets of UA Granite Corporation (the Company) as of

March 31, 2016 and 2015 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UA Granite Corporation as of March 31, 2016 and 2015 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

July 19, 2016

UA Granite Corporation

Balance Sheets

March 31, 2016

March 31, 2015

ASSETS

Current Assets

Cash

$

95   $

3,118

Total Assets

$

95   $

3,118

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts Payable and Accrued Liabilities

$

1,460   $

4,949

Accounts Payable – Related Party

21,500

-

Due to Directors

13,703

11,883

Total Current Liabilities

36,663

16,832

Total Liabilities

36,663

16,832

Stockholders’ Equity  (Deficit)

Common Stock (75,000,000 shares authorized, par value

0.00001, 5,650,000 and 5,650,000 shares issued and outstanding)

at March 31, 2016 and March 31, 2015, respectively

57

57

Additional Paid in Capital

28,470

26,927

Accumulated Deficit

(65,095)

(40,698)

Total Stockholders’ Equity (Deficit)

(36,568)

(13,714)

Total Liabilities and Stockholders’ Equity (Deficit)

$

95   $

3,118

The accompanying notes are an integral part of these financial statements.

UA Granite Corporation

Statements of Operations

Fiscal Year Ended

Fiscal Year Ended

March 31, 2016

March 31, 2015

Operating Expenses

Legal and accounting

$

5,280

$

7,903

Consulting

15,708

-

General and administrative

1,846

6,159

Total Operating Expenses

22,854

14,062

Other Expense

Imputed interest expense

1,543

530

Net Loss

$

(24,397)

$

(14,592)

Net Loss Per Common Share – Basic and Diluted

(0.00)

(0.00)

Weighted Average Number of Common Shares

Outstanding  - Basic and Diluted

5,650,000

5,650,000

The accompanying notes are an integral part of these financial statements.

UA Granite Corporation

Statements of Cash Flows

Fiscal Year Ended

Fiscal Year Ended

March 31, 2016

March 31, 2015

Operating Activities

Net loss

$

(24,397)

$

(14,592)

Adjustment to reconcile net loss to net cash used by

operating activities:

Imputed interest

1,543

530

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities

(3,489)

(9,551)

Accounts payable – related party

21,500

-

Net Cash Used in Operating Activities

(4,843)

(23,613)

Financing Activities

Proceeds from director

1,820

6,760

Net Cash Provided by Financing Activities

1,820

6,760

Increase (Decrease) in Cash

(3,023)

(16,853)

Cash - Beginning of Period

3,118

19,971

Cash - End of Period

$

95

$

3,118

Supplemental Disclosure of Cash Flow Information

Interest

$

-    $

-

Income taxes

$

-    $

-

The accompanying notes are an integral part of these financial statements.

UA Granite Corporation

Statement of Changes in Stockholders’ Equity (Deficit)

Common Stock

Additional Paid

Accumulated

Shares

Amount

in Capital

Deficit

Total

Balances at March 31, 2014

5,650,000      $

57

$

26,397

(26,106)    $

348

Issuance of shares

-

-

-

-

-

Imputed interest

-

-

530

-

530

Net loss

-

-

-

(14,592)

(14,592)

Balances at  March 31, 2015

5,650,000      $

57

$

26,927

$

(40,698)    $     (13,714)

Imputed interest

-

-

1,543

-

1,543

Net loss

-

-

-

(24,397)

(24,397)

Balances at March 31, 2016

5,650,000      $

57

$

28,470

$

(65,095)

(36,568)

The accompanying notes are an integral part of these financial statements.

UA Granite Corporation

Notes to the Financial Statements

For the Years Ended March 31, 2016 and 2015

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

March  31,  2016  the  Company  has  a  working  capital  deficiency,  has  not  generated  revenues  and  has accumulated  losses  since  inception.  The  continuation  of  the  Company  as  a  going  concern  is  dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity  financing  to  continue  operations,  and  the  attainment  of  profitable  operations.  These  factors  raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

UA Granite Corporation

Notes to the Financial Statements

For the Years Ended March 31, 2016 and 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

CASH AND CASH EQUIVALENTS

The  Company  considers  all  highly  liquid  instruments  with  original  maturities  of  three  months  or  less when  acquired,  to  be  cash  equivalents.  We  had  no  cash  equivalents  at  March  31,  2016  or  March  31,

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

LOSS PER COMMON SHARE

The  Company  reports  net  loss  per  share  in  accordance  with  provisions  of  the  FASB.  The  provisions require  dual  presentation  of basic  and  diluted  loss  per  share.  Basic  net  loss  per  share  excludes  the  impact of common  stock equivalents.  Diluted  net  loss  per  share  utilizes  the  average  market  price  per  share  when applying the  treasury stock method in  determining  common  stock equivalents.  As  of  March  31,  2016  and

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

UA Granite Corporation

Notes to the Financial Statements

For the Years Ended March 31, 2016 and 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

RECENTLY ISSUED ACCOUNTING STANDARDS

a)    Recently Adopted Accounting Standards

In  June  2014,  ASU  guidance  was  issued  to  resolve  the  diversity  of  practice  relating  to  the accounting  for  stock  based  performance  awards  that  the  performance  target  could  be  achieved after the employee completes the required service period. The update is effective prospectively or retrospectively for annual reporting periods beginning after December 15, 2015.

The adoption of the pronouncement did not have a material effect on the Company’s consolidated financial statements.

In  June  2014,  the  FASB  issued  ASU  No.  2014-10,  Development  Stage  Entities  (Topic  915):

Elimination   of   Certain   Financial   Reporting   Requirements.   The   amendments   in   this   Update

remove  the  definition  of  a  development  stage  entity from  the  Master  Glossary of  the  Accounting

Standards    Codification,    thereby    removing    the    financial    reporting    distinction    between

development  stage entities and other reporting entities. In addition, the amendments  eliminate the requirements  for  development  stage  entities  to  (1)  present  inception-to-date  information  in  the statements  of  income,  cash  flows,  and  shareholder  equity,  (2)  label  the  financial  statements  as those of a  development  stage  entity,  (3)  disclose  a  description  of  the development  stage  activities in  which  the  entity is  engaged,  and  (4)  disclose  in  the first  year  in  which  the  entity is  no  longer  a

development  stage  entity that in  prior  years  it had been in the  development stage.   This ASU  was

effective  for  annual  periods  beginning  after  December  15,  2014.    Early  adoption  is  permitted.

Accordingly, we have elected to adopt ASU No. 2014-10 on April 1, 2015.

b)    Recent Accounting Pronouncements

In  May  2014,  ASU  guidance  was  issued  related  to  revenue  from  contracts  with  customers.  The new standard  provides a  five-step  approach  to be  applied to  all contracts  with  customers and also

requires   expanded   disclosures   about   revenue   recognition.   The   ASU   is   effective   for   annual

reporting  periods  beginning  after  December  15,  2017,  including  interim  periods  and  is  to  be

retrospectively   applied.   Early   application   is   permitted   only   as   of   annual   reporting   periods

beginning  after  December  15,  2016,  including  interim  reporting  periods  within  that  reporting period.  The  Company  is  currently  evaluating  this  guidance  and  the  impact  it  will  have  on  its consolidated financial statements.

In  January 2015,  an  ASU  was  issued  to  simplify the  income  statement  presentation  requirements

in  Subtopic  225-20  by  eliminating  the  concept  of  extraordinary  items.   Extraordinary  items  are

events  and  transactions  that  are  distinguished  by  their  unusual  nature  and  by  the  infrequency  of

their   occurrence.   Eliminating   the   extraordinary   classification   simplifies   income   statement

presentation  by  altogether  removing  the  concept  of  extraordinary  items  from  consideration.  This

ASU is effective for annual periods beginning after December 15, 2015, including interim periods within those annual periods.  An entity may apply this ASU prospectively or retrospectively to all

prior  periods  presented  in  the  financial  statements.  Early  adoption  is  permitted.   The  Company

does not expect the amendments in this ASU to have any impact on its financial statements.

UA Granite Corporation

Notes to the Financial Statements

For the Years Ended March 31, 2016 and 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

RECENTLY ISSUED ACCOUNTING STANDARDS - continued

In  November  2015,  an  ASU  was  issued  to  simplify  the  presentation  of  deferred  income  taxes.

The  amendments  in  this  ASU  require  that  deferred  tax  liabilities  and  assets  be  classified  as  non-

current  in  a  classified  balance  sheet  as  compared  to  the  current  requirements  to  separate  deferred

tax  liabilities  and  assets  into  current  and  non-current  amounts.   This  ASU  is  effective  for  annual

periods   beginning   after   December   15,   2016,   including   interim   periods   within   those   annual

periods.  Earlier  application  is  permitted.   This  ASU  may  be  applied  either  prospectively  to  all

deferred  tax  liabilities  and  assets  or  retrospectively  to  all  periods  presented.    The  Company  is

currently evaluating this guidance and the impact it will have on its financial statements.

In  February 2016,  Topic  842,  Leases  was  issued  to  replace  the  leases  requirements  in  Topic  840,

Leases.   The  main  difference  between  previous  GAAP  and  Topic  842  is  the  recognition  of  lease assets  and lease liabilities by lessees  for those leases  classified as operating leases under previous

GAAP.  A  lessee  should  recognize  in  the  balance  sheet  a  liability  to  make  lease  payments  (the lease  liability)  and  a  right-of-use  asset  representing  its  right  to  use  the  underlying  asset  for  the lease  term.  For  leases  with  a  term  of  12  months  or  less,  a  lessee  is  permitted  to  make  an accounting  policy  election  by  class  of  underlying  asset  not  to  recognize  lease  assets  and  lease liabilities.  If  a  lessee  makes  this  election,  it  should  recognize  lease  expense  for  such  leases

generally  on  a  straight-line  basis  over  the  lease  term.    The  accounting  applied  by  a  lessor  is

largely  unchanged  from  that  applied  under  previous  GAAP.    Topic  842  will  be  effective  for

annual  reporting  periods  beginning  after  December  15,  2018,  including  interim  periods  within

those  annual  periods  and  is  to  be  retrospectively  applied.   Earlier  application  is  permitted.   The

Company  is  currently  evaluating  this  guidance  and  the  impact  it  will  have  on  its  financial statements.

In  March  2016,  an  ASU  was  issued  to  reduce  complexity  in  the  accounting  for  employee  share-

based  payment  transactions.   One  of  the  simplifications  relates  to  forfeitures  of  awards.   Under

current GAAP,  an entity estimates the  number  of  awards  for  which  the  requisite  service  period  is expected  to  be  rendered  and  base  the  accruals  of  compensation  cost  on  the  estimated  number  of

awards  that  will  vest.    This  ASU  permits  an  entity  to  make  an  entity-wide  accounting  policy election either to estimate the number of forfeitures expected to occur or to account for forfeitures

in  compensation  cost  when  they occur.   This  ASU  is  effective  for  annual  periods  beginning  after

December  15,  2016, including interim  periods  within  those  annual  periods.   Earlier  application is

permitted.   The  Company is  currently evaluating  this  guidance  and  the  impact  it  will  have  on  its financial statements.

UA Granite Corporation

Notes to the Financial Statements

For the Years Ended March 31, 2016 and 2015

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

The  Company  currently  has  net  operating  loss  carry  forwards  aggregating  $63,551  (2015:  $40,698),

which expire through 2030. The deferred tax asset related to the carry forwards has been fully reserved.

The Company has deferred income tax assets,  which have been fully reserved, as follows  as  of March 31,

2016:

2016

2015

Deferred tax assets

$

21,607    $

13,837

Valuation allowance for deferred tax assets

(21,607)

(13,837)

Net deferred tax assets

$

-    $

-

UA Granite Corporation

Notes to the Financial Statements

For the Years Ended March 31, 2016 and 2015

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

Company's own data.)

The  following presents the Company's fair value hierarchy for those assets  and liabilities  measured at fair value on a non-recurring basis as of March 31, 2016 and March 31, 2015:

Level 1: None

Level 2: None

Level 3: None

Total Gain (Losses): None

UA Granite Corporation

Notes to the Financial Statements

For the Years Ended March 31, 2016 and 2015

NOTE 5 - RELATED PARTY TRANSACTIONS

A director has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs.  As  of  March  31,  2016,  the  director  has  advanced  a  total  of  $13,703.  The  advances  are  without specific  terms  of  repayment.  Imputed  interest  of  $1,543  and  $530  was  charged  to  additional  paid  in capital during the fiscal years ended March 31, 2016 and March 31, 2015, respectively.

A related entity has advanced funds to us for our legal, audit, filing fees, general office administration and cash  needs.  As  of  March  31,  2016,  the  related  entity  has  advanced  a  total  of  $21,500.  The  advances  are without specific terms of repayment.

An  entity  related  to  one  of  the  Company’s  directors  has  provided  services  in  connection  with  our  public disclosure obligations. As of March 31, 2016, the related entity was paid a total of $15,724.

NOTE 6 - COMMON STOCK

On February 14, 2013, the Company issued 5,000,000 shares of its common stock to Myroslav Tsapaliuk,

the founder of the Company.

On   December   12,   2013,   the   Company  issued   650,000   common   shares   in   a   registered   offering   to

subscribers for total proceeds of $26,001.

As of March 31, 2016, the Company has issued 5,650,000 common shares.

NOTE 7 – SUBSEQUENT EVENTS

The  Company has  evaluated  subsequent  events  from the  balance sheet  date  through  the  date the  financial statements were issued and has determined that there are no events to disclose except for the below:

On  April  6,  2016,  the  Company  received  an  advance  of  $3,500  from  a  related  entity  to  fund  our  legal,

audit, filing fees, and general office administration. The advance is without specific terms of repayment.

On  July  15,  2016,  the  Company  received  an  advance  of  $3,500  from  a  related  entity  to  fund  our  legal,

audit, filing fees, and general office administration. The advance is without specific terms of repayment.

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

15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2016.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control – Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013),

to determine whether there existed material weaknesses in internal control over financial reporting.

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

Lack of Appropriate Independent Oversight.  The board of directors has not provided an appropriate level of oversight of the Company’s financial reporting and procedures for internal control over financial reporting during the annual period, since it has only one independent directors that could have provided an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions. While this control deficiency did not result in any audit adjustments to our 2016 interim or annual financial statements, it could have resulted in material misstatements that might have been prevented or detected by independent oversight. Accordingly, we determined that this control deficiency as of March 31, 2016, constituted a material weakness.

Failure to Segregate Duties. The board of directors has not maintained any segregation of duties within the Company’s management, instead relying on a single individual to fill the role of chief executive officer, chief financial officer and principal accounting officer, responsible for a broad range of duties that cannot be properly reconciled with a singular management resource.  Accordingly, we determined that this control deficiency as of March 31, 2016, constituted a material weakness.

Insufficient Accounting Resources. The board of directors has insufficient internal accounting resources,

with an acceptable knowledge of US GAAP processes, to oversee the Company’s financial reporting and procedures for internal control. Accordingly, we determined that this control deficiency as of March 31,

2016, constituted a material weakness.

US GAAP Knowledge. The board of directors has engaged an external consultant to counter the internal lack of US GAAP knowledge however the effectiveness of the external consultant is affected by the

Company’s lack of sufficient internal accounting resources. Accordingly, we determined as of March 31,

2016, that the internal lack of US GAAP knowledge is part of the material weaknesses as stated above.

Management’s Remediation Initiatives

Due to the material weaknesses in internal control over financial reporting described above, the

Company’s management has concluded that, as of March 31, 2016, that the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated

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

The aforementioned material weaknesses were identified by our chief executive officer and chief financial officer in connection with his review of our financial statements as of March 31, 2016.

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

Changes in internal control over financial reporting

During the quarter ended March 31, 2016, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting except in connection with the appointment of a new independent member of the board of directors.

9B.

OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the

Company:

Name

Age

Position

Myroslav Tsapaliuk

56

Director, Chief Executive Officer, Chief Financial

Officer, Principal Accounting Officer

Shawn Teigen

43

Director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years:

Myroslav Tsapaliuk has served as chief executive officer, chief financial officer, principal accounting officer and director since February 19, 2013.

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

Other Public Company Directorships in the Last Five Years

Mr. Tsapaliuk has not been a director of any other public companies in the last five years.

Shawn Teigen has served as a director since February 24, 2016.

Business Experience

Shawn Teigen is the research director at the Utah Foundation, a public policy research organization that focuses on a wide range of issues including education, taxes, and voting. He has been employed at the

Utah Foundation since 2012. Prior to his present employment, Mr. Teigen worked as an independent consultant for Orsa & Company, a business consulting firm that advises early-stage businesses in the public and private sectors. Services ranged from guidance on disclosure issues to managerial duties that included working with government regulators, business organizations, auditors, accountants, attorneys and quasi-public governing bodies. He currently serves as a director of several private entities which operations include energy production, immigration related investments, national research and civic responsibility for Salt Lake City.

Mr. Teigen served two years for the U.S. Peace Corp in Kazakhstan between 2002 -2004.

Officer and Director Responsibilities and Qualifications

Mr. Teigen is responsible for overseeing the management of the Company and for assisting our chief executive officer in the review of public disclosure materials.

Mr. Teigen holds a Master of Public Policy and a BS in Management from the University of Utah.

Other Public Company Directorships in the Last Five Years

Mr. Teigen served as a director of Infrastructure Developments Corp. a public company that operates as a distributor of mobile homes and offices between April 2010, and September 2013.

Family Relationships

None.

Involvement in Certain Legal Proceedings

During the past ten years there are no events that occurred related to an involvement in legal proceedings that are material to an evaluation of the ability or integrity of the Company’s directors, or persons nominated to become directors or executive officers.

Term of Office

Our directors were appointed for a one (1) year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our sole officer was appointed by our board of directors and will hold office until removed by the board of directors or upon his tender of resignation.

No other persons are expected to make any significant contributions to the Company’s executive decisions who are not executive officers or directors of the Company.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in their ownership with the Commission, and forward copies of such filings to us. Based solely upon a review of Forms 3, 4 and 5 furnished to us, we are not aware of any persons who, during the period ended March 31, 2016, failed to file, on a timely basis, reports required by Section 16(a) of the

Exchange Act except the following:

-

Shawn Teigen failed to file a Form 3 or Form 5 in connection with his appointment to the board of directors.

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

Director Compensation

Our directors are not reimbursed for out-of-pocket costs incurred in attending meetings or for his services as a director of the Company.

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

Executive compensation paid to our chief executive officer and chief financial officer for the periods ended March 31, 2016, and March 31, 2015, were $nil and $nil respectively.

Table

The following table provides summary information for 2016 and 2015 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and the chief financial officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table

Name and

Year     Salary     Bonus

Stock

Option

Non-Equity

Change in Pension

All Other

Total

Principal

($)

($)

Awards      Awards

Incentive Plan

Value and

Compensation

($)

Position

($)

($)

Compensation

Nonqualified

($)

($)

Deferred

Compensation

($)

Myroslav

2016

-

-

-

-

-

-

-

-

Tsapaliuk

2015

-

-

-

-

-

-

-

-

CEO, CFO,

PAO, and

Director

Outstanding Equity Awards as of March 31, 2015

The following table provides summary information for the period March 31, 2016, concerning unexercised options, stock that has not vested, and equity incentive plan awards by the Company to or on behalf of (i) the chief executive officer and chief financial officer and (ii) the three most highly compensated individuals whose total compensation exceeds $100,000:

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

-

Tsapaliuk

Compensation of Directors

The following table summarizes the compensation of our Company directors for the year ended March

31, 2016:

Fees

Non-qualified

Earned

Non- Equity

Deferred

or

Stock

Option

Incentive Plan     Compensation

All Other

Paid in     Awards      Awards

Compensation

Earnings

Compensation

Total

Name

Cash

($)

($)

($)

($)

($)

($)

($)

Myroslav Tsapaliuk

-

-

-

-

-

-

-

Shawn Teigen(1)

$500

-

-

-

-

-

$500

(1)Shawn Teigen was appointed on February 24, 2016.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially (1) as at July 20, 2016 by: (i) our directors, (ii) each of our executive officers, (iii) our executive officers and directors as a group, and (iv) each beneficial shareholder known to us to own more than 5% of our outstanding common stock. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address

Number of Common

Percentage of

Title of Class

of Beneficial Owner

Shares

Common Shares(1)

Common Stock

Myroslav Tsapaliuk, CEO, CFO, PAO and director

10 Bogdan Khmelnitsky Street, # 13A

5,000,000

88.5

Kiev 01030, Ukraine

Common Stock

Shawn Teigen, director

-

-

525 East Emerson Avenue

Salt Lake City, Utah 84105

(1)

Under Commission Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly,

through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 20, 2016. The percentage calculations are based on the aggregate of 5,650,000 shares issued and outstanding as at July 20, 2016.

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

Director Independence

Our common stock is quoted on the OTC Pink Sheets.  As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent. Since we are not currently subject to corporate governance standards relating to the independence of our directors, we choose to define an “independent” director in accordance with NASDAQ Marketplace Rule 5605(a)(2)).  The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company. The Company has one independent director under the above definition.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor,

M & K CPAS, PLLC, for our fiscal years ended March 31, 2016 and 2015:

Years ended March 31

2016

2015

Audit Fees:

$

7,100

$

5,200

Audit Related Fees:

-

-

Tax Fees:

-

-

All Other Fees:

-

-

Total:

$

7,100

$

5,200

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

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages

F-1 through F-12, and are included as part of this Form 10-K:

Financial Statements of the Company for the years ended March 31, 2016 and 2015:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statement of Stockholders’ Equity (Deficit)

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

By:     /s/ Myroslav Tsapaliuk

Myroslav Tsapaliuk, Chief Executive Officer, Chief

Financial Officer, Principal Accounting Officer

Date:  July 20, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/ Myroslav Tsapaliuk

Myroslav Tsapaliuk

Director

Date:  July 20, 2016

By:     /s/ Shawn Teigen

Shawn Teigen

Director

Date:  July 20, 2016

EXHIBIT INDEX

Exhibit

Description

3.1*

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