Form 10-Q
period 2016-06-30
UA Granite Corp
filed 2016-08-29
CIK 1577882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)



☑   Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended June 30, 2016.

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

Large accelerated filer ☐   Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☑

Indicate  by  check  mark  whether  the  registrant  is  a  shell  company  (as  defined  in  Rule  12b-2  of  the

Exchange Act). Yes ☑    No ☐

Indicate  the  number  of  shares  outstanding  of  each  of  the  registrant’s  classes  of  common  stock,  as  of  the latest  practicable  date. The  number  of  shares  outstanding  of  the  registrant’s  common  stock,  $0.00001  par value (the only class of voting stock), at August 23, 2016, was 5,650,000.

TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION

Item 1.      Financial Statements

3

Item 2.      Management’s Discussion and Analysis of Financial Condition and

Results of Operations

15

Item 3.      Quantitative and Qualitative Disclosure About Market Risk

19

Item 4.      Controls and Procedures

19

PART II  OTHER INFORMATION

Item 1.      Legal Proceedings

20

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3.      Defaults Upon Senior Securities

20

Item 4.      Mine Safety Disclosures

20

Item 5.      Other Information

20

Item 6.      Exhibits

20

Signatures

21

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

UA Granite Corporation

Balance Sheets

(unaudited)

June 30, 2016

March 31, 2016

ASSETS

Current Assets

Cash

$

210     $

95

Total Assets

$

210     $

95

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts Payable and Accrued Liabilities

$

1,086     $

1,460

Accounts Payable  - Related Party

27,569

21,500

Due to Directors

13,703

13,703

Total Liabilities

42,358

36,663

Stockholders’ Equity (Deficit)

Common Stock (75,000,000 shares authorized, par value $0.00001,

5,650,000 and 5,650,000 shares issued and outstanding) at June 30,

2016 and March 31, 2016 respectively

57

57

Additional Paid in Capital

29,237

28,470

Accumulated deficit

(71,442)

(65,095)

Total Stockholders’ Equity (Deficit)

(42,148)

(36,568)

Total Liabilities and Stockholders’ Equity (Deficit)

$

210     $

95

The accompanying notes are an integral part of these condensed consolidated financial statements.

UA Granite Corporation

Statements of Operations

(Unaudited)

Three Month Period

Three Month Period

Ended

Ended

June 30, 2016

June 30, 2015

Operating Expenses

Legal and accounting

$

622      $

1,500

Consulting

1,190

7,069

General and administrative

3,768

-

Total Operating Expenses

5,580

8,569

Other Expense

Imputed interest expense

767

234

Net Loss

$

(6,347)      $

(8,803)

Net Loss Per Common Share – Basic and Diluted    $

(0.00)      $

(0.00)

Weighted Average Number of Common Shares

Outstanding

5,650,000

5,650,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

UA Granite Corporation

Condensed Statements of Cash Flows

(Unaudited)

Three Month

Three Month

Period Ended

Period Ended

June 30,

June 30,

2016

2015

Operating Activities

Net loss

$

(6,347)

$

(8,803)

Adjustment to reconcile net loss to net cash used

by operating activities:

Imputed interest

767

234

Changes in operating assets and liabilities:

Accounts payable – related party

2,569

-

Accounts payable and accrued liabilities

(374)

4,553

Net Cash Used in Operating Activities

(3,385)

(4,016)

Financing Activities

Proceeds from a related party

3,500

1,500

Net Cash Provided by Financing Activities

3,500

1,500

Increase (Decrease) in Cash

115

(2,516)

Cash - Beginning of Period

95

3,118

Cash  - End of Period

$

210      $

602

There were no non-cash investing and financing transactions for the three month periods ended June 30,

2016 and June 30, 2015.

The accompanying notes are an integral part of these condensed consolidated financial statements.

UA Granite Corporation

Statement of Changes in Stockholders’ Deficit

From March 31, 2015 to June 30, 2016

(unaudited)

Common Stock

Additional

Paid

Accumulated

Shares

Amount

in Capital

Deficit

Total

Balances at  March 31, 2015

5,650,000   $      57

$

26,927  $     (40,698)   $   (13,714)

Imputed interest

-

-

1,543

-

1,543

Net loss

-

-

-

(24,397)

(24,397)

Balances at  March 31, 2016

5,650,000   $      57

$

28,470  $     (65,095)   $   (36,568)

Imputed interest

-

-

767

-

767

Net loss

-

-

-

(6,347)

(6,347)

Balances at  June 30, 2016

5,650,000   $      57

$

29,237  $     (71,442)   $   (42,148)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UA Granite Corporation

Notes to Financial Statements

June 30, 2016

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

June  30,  2016  the  Company  has  a  working  capital  deficiency,  has  not  generated  revenues  and  has accumulated  losses  since  inception.  The  continuation  of  the  Company  as  a  going  concern  is  dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity  financing  to  continue  operations,  and  the  attainment  of  profitable  operations.  These  factors  raise substantial doubt regarding the Company’s ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These  financial  statements  and  related  notes  are  presented  in  accordance  with  accounting  principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s  fiscal  year-end is March 31.

USE OF ESTIMATES

The  preparation  of  financial  statements  in  accordance  with  U.S.  generally accepted  accounting  principles requires  management  to  make  estimates  and  assumptions  that  affect  the  reported  amounts  of  assets  and liabilities  at  the  date  of  the  financial  statements  and  the  reported  amounts  of  net  revenue  and  expenses  in the  reporting  period.  We  regularly  evaluate  our  estimates  and  assumptions  related  to  the  useful  life  and recoverability  of  long-lived  assets,  stock-based  compensation  and  deferred  income  tax  asset  valuation allowances.  We  base  our  estimates  and  assumptions  on  current  facts,  historical  experience  and  various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for  making  judgments  about  the  carrying  values  of  assets  and  liabilities  and  the  accrual  of  costs  and expenses  that  are  not  readily  apparent  from  other  sources.  The  actual  results  experienced  by  us  differ materially  and  adversely  from  our  estimates.  To  the  extent  there  are  material  differences  between  our estimates and the actual results, our future results of operations will be affected.

UA Granite Corporation

Notes to Financial Statements

June 30, 2016

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

CASH AND CASH EQUIVALENTS

The  Company  considers  all  highly  liquid  instruments  with  original  maturities  of  three  months  or  less when acquired, to be cash equivalents.  We had no cash equivalents at June 30, 2016 or March 31, 2016.

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

LOSS PER COMMON SHARE

The  Company  reports  net  loss  per  share  in  accordance  with  provisions  of  the  FASB.  The  provisions require  dual  presentation  of basic  and  diluted  loss  per  share.  Basic  net  loss  per  share  excludes  the  impact of common  stock equivalents.  Diluted  net  loss  per  share  utilizes  the  average  market  price  per  share  when applying  the  treasury  stock  method  in  determining  common  stock  equivalents.  As  of  June  30,  2016  and

March 31, 2016, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant  to  ASC  No.  820,  “Fair  Value  Measurements  and  Disclosures”,  the  Company  is  required  to estimate  the  fair  value  of  all  financial  instruments  included  on  its  balance  sheet  as  of  June  30,  2016.  The

Company’s  financial  instruments  consist  of  cash.  The  Company  considers  the  carrying  value  of  such amounts  in  the  financial  statements  to  approximate  their  fair  value  due  to  the  short-term  nature  of  these financial instruments.

UA Granite Corporation

Notes to Financial Statements

June 30, 2016

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

RECENTLY ISSUED ACCOUNTING STANDARDS

a)    Recently Adopted Accounting Standards

In  June  2014,  ASU  guidance  was  issued  to  resolve  the  diversity  of  practice  relating  to  the accounting  for  stock  based  performance  awards  that  the  performance  target  could  be  achieved after the employee completes the required service period. The update is effective prospectively or retrospectively for  annual  reporting  periods  beginning after  December  15,  2015.  The  adoption  of the pronouncement did not have a material effect on the Company’s financial statements.

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

Notes to Financial Statements

June 30, 2016

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

Notes to Financial Statements

June 30, 2016

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

The  Company  currently  has  net  operating  loss  carry  forwards  aggregating  $71,442  (2016:  $65,095),

which expire through 2030. The deferred tax asset related to the carry forwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows:

June 30,

March 31,

2016

2016

Deferred tax assets

$

24,030     $     21,607

Valuation allowance for deferred tax assets

(24,030)

(21,607)

Net deferred tax assets

$

-    $

-

UA Granite Corporation

Notes to Financial Statements

June 30, 2016

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2016 and March 31, 2016:

Level 1: None

Level 2: None

Level 3: None

Total Gain (Losses): None

UA Granite Corporation

Notes to Financial Statements

June 30, 2016

(Unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

A director has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs.  As  of  June  30,  2016,  the  director  has  advanced  a  total  of  $13,703.  The  advances  are  without specific  terms  of  repayment.  Imputed  interest  of  $767  and  $234  was  charged  to  additional  paid  in  capital during the three month periods ended June 30, 2016 and 2015, respectively.

A related entity has advanced funds to us for our legal, audit, filing fees, general office administration and cash  needs.  As  of  June  30,  2016,  the  related  entity  has  advanced  a  total  of  $27,569.  The  advances  are without specific terms of repayment.

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

As of June 30, 2016, the Company has issued and outstanding, 5,650,000 common shares.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is March 31. All information presented herein is based on the three months ended June 30, 2016 and June 30, 2015.

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

Results of Operations

During the three months ended June 30, 2016, the Company (i) sought out prospective business opportunities; and (ii) satisfied continuous public disclosure requirements.

Our operations for the three months ended June 30, 2016 and 2015 are summarized below.

Three months

Three months

ended

ended

June 30, 2016

June 30, 2015

Expenses:

Legal and accounting

$

622   $

1,500

Consulting

1,190

7,069

Administrative

3,768

-

Imputed interest

767

234

Net loss

$

(6,347)   $

(8,803)

Net Loss

Net loss for the three months ended June 30, 2016 was $6,347 as compared to net loss of $8,803 for the three months ended June 30, 2015. The decrease in net losses over the comparable three month periods ended June 30, 2016, and June 30, 2015, can be primarily attributed to a decrease in professional fees,

offset by an increase in administrative fees.

We did not generate revenue during this period and expect to continue to incur losses over the next twelve months at a rate comparable to the current quarterly period presented here or until such time as we are able to conclude the acquisition or development of a new business opportunity that produces net income.

Capital Expenditures

The Company expended no amounts on capital expenditures for the three month periods ended June 30,

2016 and 2015.

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

The Company had current and total assets of $210, consisting solely of cash and a working capital deficit of $42,148, as of June 30, 2016, as compared to current and total assets of $95, consisting solely of cash and a working capital deficit of $36,568 as of March 31, 2016. Accumulated deficit was $71,442 at June

30, 2016, as compared to an accumulated deficit of $65,095 at March 31, 2016.

Cash Used in Operating Activities

Net cash flow used in operating activities for the three month period ended June 30, 2016 was $3,385 as compared to $4,016 for the three month period ended June 30, 2015, which differences reflect the comparative changes in working capital in the current period. Net cash flow used in operating activities in the prior period can also be primarily attributed to changes in working capital and accounts payable.

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

Cash Flows from Financing Activities

Cash flow provided by financing activities for the three months ended June 30, 2016, were $3,500 as compared to $1,500 for the three months ended June 30, 2015. The decrease in cash flow provided from financing activities over the comparative three month periods can be attributed to the increase in unsecured loan amounts procured from a related party.

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

The Company had no lines of credit or other bank financing arrangements as of June 30, 2016.

The Company had no commitments for future capital expenditures that were material at June 30, 2016.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of June 30, 2016, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $71,442 since inception and negative cash flows from operating activities during the period ended June 30, 2016.  The Company’s ability to continue as a going concern is subject to the ability of the Company to obtain funding.  Management’s plan to address the

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

Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June

30, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

22 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UA GRANITE CORPORATION

By:     /s/ Myroslav Tsapaliuk

Myroslav Tsapaliuk, Chief Executive Officer,

Chief Financial Officer and Principal

Accounting Officer

Date:  August 23, 2016

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

22