Form 10-Q
period 2016-09-30
UA Granite Corp
filed 2016-10-20
CIK 1577882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)



☑   Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended September 30, 2016.

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

+380 6364 19991

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

Exchange Act). Yes ☑    No ☐

Indicate  the  number  of  shares  outstanding  of  each  of  the  registrant’s  classes  of  common  stock,  as  of  the latest  practicable  date. The  number  of  shares  outstanding  of  the  registrant’s  common  stock,  $0.00001  par value (the only class of voting stock), at October 20, 2016, was 5,650,000.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements ............................................................................................................3

Balance Sheets as of September 30, 2016 (unaudited) and March 31, 2016 (audited)...................4

Unaudited Condensed Statements of Operations for the three and six month periods ended

September 30, 2016 and September 30, 2015 .........................................................................5

Unaudited Condensed Statements of Cash Flows for the six month periods ended

September 30, 2016 and September 30, 2015 ........................................................................6

Statement of Changes in Stockholders Deficit from March 31, 2016 to

September 30, 2016……………………………………………………………………...........…..7

               Condensed Notes to Unaudited Financial Statements .............................................................8

Item 2.     Management's Discussion and Analysis of Financial Condition

PART II – OTHER INFORMATION

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

UA GRANITE CORPORATION

BALANCE SHEETS

September 30, 2016

March 31, 2016

(unaudited)

(audited)

ASSETS

Current Assets

Cash

$

662  $

95

Total Assets

$

662  $

95

LIABILITIES AND STOCKHOLDERS’ EQUITY

(DEFICIT)

Current Liabilities

Accounts Payable and Accrued Liabilities

2,317

1,460

Accounts Payable  - Related Party

33,985

21,500

Due to Directors

14,603

13,703

Total Liabilities

50,905

36,663

Stockholders’ Equity (Deficit)

Common Stock (75,000,000 shares authorized, par

value 0.00001) 5,650,000 and 5,650,000 shares

issued and outstanding) at September 30, 2016 and

March 31, 2016, respectively

57

57

Additional Paid in Capital

30,007

28,470

Accumulated deficit

(80,308)

(65,095)

Total Stockholders’ Equity (Deficit)

(50,243)

(36,568)

Total Liabilities and Stockholders’ Equity (Deficit)     $

662   $

95

The accompanying notes are an integral part of these condensed financial statements.

UA GRANITE CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

Three Month

Six Month

Three Month

Six Month

Period Ended

Period Ended

Period Ended

Period Ended

September 30,

September 30,

September 30,

September 30,

2016

2016

2015

2015

Operating Expenses

Legal and accounting

$

3,594

$

4,216      $

1,160

$

2,660

Consulting

2,400

3,590

6,794

13,863

General and administrative

2,102

5,870

120

120

Total Operating Expenses

8,096

13,676

8,074

16,643

Other Expense

Imputed interest expense

770

1,537

237

471

Net Loss

$

(8,866)      $

(15,213)     $

(8,311)

$

(17,114)

Net Loss Per Common Share –     $

(0.00)      $

(0.00)     $

(0.00)

$

(0.00)

Basic and Diluted

Weighted Average Number of

Common Shares Outstanding

5,650,000

5,650,000

5,650,000

5,650,000

The accompanying notes are an integral part of these condensed financial statements.

UA Granite Corporation

Condensed Statements of Cash Flows

(unaudited)

Six Month Period

Six Month  Period

Ended September 30,

Ended September 30,

2016

2015

Operating Activities

Net loss

$

(15,213)

$

(17,114)

Adjustment to reconcile net loss to net cash used

by operating activities:

Imputed interest

1,537

471

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities

858

11,805

Net Cash Used in Operating Activities

(12,818)

(4,838)

Financing Activities

Proceeds from related parties

12,485

1,720

Proceeds from director

900

-

Net Cash Provided by Financing Activities

13,385

1,720

Increase (Decrease) in Cash

567

(3,118)

Cash - Beginning of Period

95

3,118

Cash  - End of Period

$

662

$

-

Supplemental Disclosure of Cash Flow information

Interest

$

-

$

-

Income taxes

$

-

$

-

The accompanying notes are an integral part of these condensed financial statements.

UA Granite Corporation

Statement of Changes in Stockholder’ Deficit

From March 31, 2015 to September 30, 2016

(unaudited)

Common Stock

Additional

Paid

Accumulated

Shares

Amount

in Capital

Deficit

Total

Balances at  March 31, 2015

5,650,000   $

57   $

26,927   $

(40,698)  $

(13,714)

Imputed interest

-

-

1,543

-

1,543

Net loss

-

-

-

(24,397)

(24,397)

Balances at  March 31, 2016

5,650,000   $

57   $

28,470   $

(65,095)  $

(36,568)

Imputed interest

-

-

1,537

-

1,537

Net loss

-

-

-

(15,213)

(15,213)

Balances at  September 30,

5,650,000   $

57   $

30,007   $

(80,308)  $

(50,243)

The accompanying notes are an integral part of these condensed financial statements.

UA GRANITE CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

DESCRIPTION OF BUSINESS AND HISTORY

UA Granite Corporation (the “Company”) was incorporated on February 14, 2013 in the State of Nevada.

The  Company  does  not   have  any  revenues  and  has   incurred  losses  since  inception.  Currently,   the

Company has  no  operations,  has  been  issued  a  going  concern  opinion  and  relies  upon  loans  from  related parties to maintain operations.

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any

adjustments  to   the   recoverability  and   classification  of  recorded   asset   amounts   and  classification  of

liabilities  that  might  be  necessary  should  the  Company  be  unable  to  continue  as  a  going  concern.  As  of

September  30,  2016,  the  Company  has  a  working  capital  deficiency,  has  not  generated  revenues  and  has accumulated  losses  since  inception.  The  continuation  of  the  Company  as  a  going  concern  is  dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity  financing  to  continue  operations,  and  the  attainment  of  profitable  operations.  These  factors  raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

SEPTEMBER 30, 2016

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

CASH AND CASH EQUIVALENTS

The  Company  considers  all  highly  liquid  instruments  with  original  maturities  of  three  months  or  less when  acquired,  to  be  cash  equivalents.  We  had  no  cash  equivalents  at  September  30,  2016  or  March  31,

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

LOSS PER COMMON SHARE

The  Company  reports  net  loss  per  share  in  accordance  with  provisions  of  the  FASB.  The  provisions require  dual  presentation  of basic  and  diluted  loss  per  share.  Basic  net  loss  per  share  excludes  the  impact of common  stock equivalents.  Diluted  net  loss  per  share  utilizes  the  average  market  price  per  share  when applying the treasury stock method in determining common  stock equivalents. As of September 30, 2016,

and March 31, 2016, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant  to  ASC  No.  820,  “Fair  Value  Measurements  and  Disclosures”,  the  Company  is  required  to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2016.

The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts  in  the  financial  statements  to  approximate  their  fair  value  due  to  the  short-term  nature  of  these financial instruments.

UA GRANITE CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

RECENTLY ISSUED ACCOUNTING STANDARDS

New accounting standard updates – not adopted yet

In  February  2016,  the  Financial  Accounting  Standards  Board  (FASB)  issued  Accounting  Standards

Update  2016-02,  Leases  (Topic  842).  The  standard  requires  the  recognition  of  lease  assets  and  lease liabilities  by  lessees  for  those  leases  classified  as  operating  leases.  Leases  will  be  classified  as  either finance  or  operating,  with  classification  affecting  the  pattern  of  expense  recognition.  The  standard requires  lessors  to  classify  leases  as  either  sales-type,  finance  or  operating.  A  sales-type  lease  occurs  if the  lessor  transfers  all  of  the  risks  and  rewards,  as  well  as  control  of  the  underlying  asset,  to  the  lessee.

If  risks  and  rewards  are  conveyed  without  the  transfer  of  control,  the  lease  is  treated  as  a  financing lease. If the lessor does not convey risks and rewards or control, an operating lease results. The standard will  become effective for  the Company beginning January 1, 2019. The Company is currently assessing the  impact  adoption  of  this  standard  will  have  on  its  results  of  operations,  financial  condition,  cash flows, and financial statement disclosures.

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

2014-15 are effective for  the annual  period ending after  December  15,  2016,  and for annual  periods and interim  periods  thereafter.  Early  application  is  permitted.  The  Company  is  in  the  process  of  evaluating the prospective impact that (ASU) 2014-15 will have on its balance sheet.

New accounting standard updates - adopted

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates

(ASU)  2015-03  which  requires  that  debt  issuance  costs  be  reported  in  the  balance  sheet  as  a  direct

deduction   from  the   face  amount   of   the   related   liability,   consistent   with   the   presentation   of   debt

discounts.  Prior  to  the  amendments,  debt  issuance  costs  were  presented  as  a  deferred  charge  (i.e.,  an asset)  on  the  balance  sheet.  The  ASU  provides  examples  illustrating  the  balance  sheet  presentation  of notes  net  of  their  related  discounts  and  debt  issuance  costs.  Further,  the  amendments  require  the amortization of debt issuance costs to be reported as interest  expense.  Similarly,  debt issuance costs and any discount  or  premium  is  considered  in  the  aggregate  when  determining  the  effective  interest  rate  on the  debt.  The  amendments  are  effective  for  public  business  entities  for  fiscal  years  beginning  after

December  15,  2015,  and  interim  periods  within  those  fiscal  years.  The  application  of  this  ASU  did  not result in the reclassification of debt issuance cost and related amortization.

UA GRANITE CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

The  Company  currently  has  net  operating  loss  carry  forwards  aggregating  $78,771  (2016:  $65,095),

which expire through 2030. The deferred tax asset related to the carry forwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of September

30, 2016:

September 30,

March 31,

2016

2016

Deferred tax assets

$

26,782

$   21,607

Valuation allowance for deferred tax assets

(26,782)

$  (21,607)

Net deferred tax assets

$

-

-

UA GRANITE CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

The  following presents the Company's fair value hierarchy for those assets  and liabilities  measured at fair value on a non-recurring basis as of September 30, 2016 and March 31, 2016:

Level 1: None

Level 2: None

Level 3: None

Total Gain (Losses): None

UA GRANITE CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

Our  directors have  advanced  funds to  us  for  our legal, audit,  filing fees,  general  office  administration  and cash  needs.  As  of  September  30,  2016,  our  directors  have  advanced  a  total  of  $14,603.  The  advances  are without specific terms of repayment.

Related  entities  have  advanced  funds  to  us  for  our  legal,  audit,  filing  fees,  general  office  administration and  cash  needs.  As  of  September  30,  2016,  the  related  entities  have  advanced  a  total  of  $33,985.  The advances are without specific terms of repayment.

Imputed  interest  of  $770  and  $237  was  recorded  for  funds  advanced  by our  directors  and  related  entities and  charged  to  additional  paid  in  capital  during  the  three  month  periods  ended  September  30,  2016,  and

September  30,  2015,  respectively.  Imputed  interest  of  $1,537  and  $471  was  recorded  for  funds  advanced by our  directors  and related entities and charged to additional  paid in capital during the  six month periods ended September 30, 2016, and September 30, 2015, respectively.

An  entity  related  to  one  of  the  Company’s  directors  has  provided  services  in  connection  with  our  public disclosure obligations. As of September 30, 2016, the related entity was paid a total of $4,069.

NOTE 6 - COMMON STOCK

On February 14, 2013, the Company issued 5,000,000 common  shares  to  Myroslav  Tsapaliuk,  the founder of the Company.

On   December   12,   2013,   the   Company  issued   650,000   common   shares   in   a   registered   offering   to

subscribers for total proceeds of $26,001.

As of September 30, 2016, the Company has 5,650,000 common shares issued and outstanding.

NOTE 7 – SUBSEQUENT EVENTS

The  Company has  evaluated  subsequent  events  from the  balance  sheet  date  through  the  date the  financial statements were issued and has determined that there are no events to disclose except for the below:

On October 14, 2016, the Company received an advance of $4,000 from a related entity to fund our legal,

audit, filing fees, and general office administration. The advance is without specific terms of repayment.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is March 31. All information presented herein is based on the three and six months ended September 30, 2016, and

September 30, 2015.

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

Results of Operations

During the three and six months ended September 30, 2016, the Company (i) sought out prospective business opportunities; and (ii) satisfied continuous public disclosure requirements.

Our operations for the three and six months ended September 30, 2016 and 2015 are summarized below.

Three months

Six months

Three months

Six months ended

ended

ended

ended

September 30,

September 30,

September 30,

September 30,

2015

2016

2015

2015

Expenses:

Legal and accounting     $

3,594    $

4,216     $

1,160     $

2,660

Consulting

2,400

3,590

6,794

13,863

Administrative

2,102

5,870

120

120

Imputed interest

770

1,537

237

471

Net loss

$

(8,866)    $

(15,213)     $

(8,311)     $

(17,114)

Net Loss

Net loss for the three months ended September 30, 2016, was $8,866 as compared to net loss of $8,311 for the three months ended September 30, 2015. The increase in net losses over the comparable three month periods ended September 30, 2016, and September 30, 2015, can be primarily attributed to an increase in professional fees, administrative costs, and imputed interest offset by a decrease in consulting expenses.

Net loss for the six months ended September 30, 2016, was $15,213 as compared to net loss of $17,114 for the six months ended September 30, 2015. The decrease in net losses over the comparable six month periods ended September 30, 2016, and September 30, 2015, can be primarily attributed to a decrease in consulting expenses offset by an increase in professional fees, administrative costs, and imputed interest.

We did not generate revenue during this period and expect to continue to incur losses over the next twelve months at a rate comparable to the current quarterly period presented here or until such time as we are able to conclude the acquisition or development of a new business opportunity that produces net income.

Capital Expenditures

The Company expended no amounts on capital expenditures for the three and six month periods ended

September 30, 2016 and 2015.

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

The Company had current and total assets of $662, consisting solely of cash and a working capital deficit of $50,243, as of September 30, 2016, as compared to current and total assets of $95, consisting solely of cash and a working capital deficit of $36,568 as of March 31, 2016. Accumulated deficit was $80,308 at

September 30, 2016, as compared to an accumulated deficit of $65,095 at March 31, 2016.

Cash Used in Operating Activities

Net cash flow used in operating activities for the six month period ended September 30, 2016 was

$12,818 as compared to $4,838 for the six month period ended September 30, 2015, which differences reflect the comparative changes in working capital in the current period. Net cash flow used in operating activities in the prior period can also be primarily attributed to changes in working capital and accounts payable.  Operating activities include but are not limited to, personnel costs, accounting fees and consulting expenses while changes in working capital include accounts payable and accrued liabilities.

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

Cash Flows from Financing Activities

Cash flow provided by financing activities for the six months ended September 30, 2016, were $13,385 as compared to $1,720 for the six months ended September 30, 2015. The increase in cash flow provided from financing activities over the comparative six month periods can be attributed to unsecured loan amounts procured from a director and related parties.

We expect to continue to rely on cash flows provided by financing activities to procure sufficient funds to maintain operations in order to seek out suitable business opportunities.

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

Company’s directors, officers, shareholders and related parties are the most likely source of new funding in the form of loans or equity though none have made any commitment for future investment and the

Company has no agreement formal or otherwise. The Company’s inability to obtain sufficient funding to maintain operations will have a material adverse affect on its ability to fulfill its current plan of operation.

The Company does not intend to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of September 30, 2016.

The Company had no commitments for future capital expenditures that were material at September 30,

2016.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of September 30, 2016, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $80,308 since inception and negative cash flows from operating activities during the period ended September 30, 2016.  The Company’s ability to continue as a going concern is subject to the ability of the Company to obtain funding.  Management’s plan to address the Company’s ability to continue as a going concern includes obtaining funding from the private placement of equity or through debt financing.  Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

▪     our ability to raise capital to fund cash requirements for future operations; and

▪     uncertainties related to the Company’s future business prospects.

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

Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of

September 30, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized,

and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:  October 20, 2016

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