Form 10-Q
period 2016-12-31
UA Granite Corp
filed 2017-02-15
CIK 1577882

GUNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2016.



Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                  to                 .

Commission file number: 333-189414

UA GRANITE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	80-0899451 (I.R.S. Employer Identification No.)

10 Bogdan Khemlnitsky Street #13A

Kiev, Ukraine 01030

 (Address of principal executive offices)    (Zip Code)

+380 6364 19991

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    Accelerated filer   Non-accelerated filer   Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No 

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock, $0.00001 par value (the only class of voting stock), at February 14, 2017 was 5,650,000.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Balance Sheets as of December 31, 2016 (unaudited) and March 31, 2016 (audited)

4

Unaudited Condensed Statements of Operations for the three and nine month periods ended

December 31, 2016 and December 31, 2015

5

Unaudited Condensed Statements of Cash Flows for the nine month periods ended

December 31, 2016 and December 31, 2015

6

Statement of Changes in Stockholders Deficit from March 31, 2015 to

December 31, 2016………………………………………………………………………...  7

Condensed Notes to Unaudited Financial Statements

8

Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

14

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

18

Item 4.

Controls and Procedures

18

PART II – OTHER INFORMATION

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

FINANCIAL STATEMENTS

UA Granite Corporation

December 31, 2016

Index

Balance Sheets as of December 31, 2016 (unaudited) and March 31, 2016

F-1

Statements of Operations for the three and nine month periods ended

December 31, 2016 and 2015 (unaudited)

F-2

Statements of Cash Flows for the nine month periods ended December 31, 2016 and 2015

(unaudited)

F-3

Statement of Changes in Stockholders’ Deficit from March 31, 2015 through December 31, 2016 (unaudited)

F-4

Notes to the Financial Statements (unaudited)

F-5

UA Granite Corporation

Balance Sheets

December 31, 2016 and March 31, 2016
(unaudited)

	December 31, 2016	March 31, 2016

ASSETS

Current Assets
Cash	$ -	$ 95
Total Assets	$ -	$ 95

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts Payable and Accrued Liabilities	945	1,460
Accounts Payable - Related Party	37,970	21,500
Due to Directors	13,603	13,703
Total Liabilities	52,518	36,663
Stockholders’ Equity (Deficit)

Common Stock (75,000,000 shares authorized, par value 0.00001 and 5,650,000 shares issued and outstanding at December 31, 2016 and March 31, 2016, respectively)	57	57

Additional Paid in Capital	30,956	28,470
Accumulated Deficit	(83,531)	(65,095)

Total Stockholders’ Equity (Deficit)	(52,518)	(36,568)

Total Liabilities and Stockholders’Equity (Deficit)	$ -	$ 95

(The Accompanying Notes are an Integral Part of These Financial Statements)

UA Granite Corporation

Statements of Operations

For the Three and Nine Month Periods Ended December 31, 2016 and 2015

(unaudited)

	Three Months Ended December 31, 2016	Nine Months Ended December 31, 2016	Three Months Ended December 31, 2015	Nine Months Ended December 31, 2015

Operating Expenses

Legal and accounting	$ 1,670	$ 5,886	$ 2,620	$ 5,280
Consulting	500	4,090	1,990	15,852
General and administrative	104	5,974	200	320

Total Operating Expenses	2,274	15,950	4,810	21,452

Other Expense
Imputed interest expense	949	2,486	271	743
Net Loss	$ (3,223)	$ (18,436)	$ (5,081)	$ (22,195)

Net Loss Per Common Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	5,650,000	5,650,000	5,650,000	5,650,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

 UA Granite Corporation

Statements of Cash Flows

For the Nine Month Periods Ended December 31, 2016 and 2015

(unaudited)

	Nine Months Ended December 31, 2016	Nine Months Ended December 31, 2015

Operating Activities

Net loss	$(18,436)	$(22,195)
Adjustment to reconcile net loss to net cash used by operating activities:
Imputed interest	2,486	743

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(515)	1,614

Net Cash Used in Operating Activities	(16,465)	(19,838)

Financing Activities

Proceeds from related parties	16,470	15,000
Proceeds from director	900	1,720
Repayment to director	(1,000)	-
Net Cash Provided by Financing Activities	16,370	16,720

Increase (Decrease) in Cash	(95)	(3,118)

Cash - Beginning of Period	95	3,118
Cash – End of Period	$ -	$ -

Supplemental Disclosure of Cash Flow information
Interest	$ -	$ -
Income taxes	$ -	$ -

(The Accompanying Notes are an Integral Part of These Financial Statements)

UA Granite Corporation

Statement of Changes in Stockholders’ Deficit

From March 31, 2015 to December 31, 2016

(unaudited)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total

Balances at March 31, 2015	5,650,000	$ 57	$ 26,927	$ (40,698)	$ (13,714)
Imputed interest	-	-	1,543	-	1,543
Net loss	-	-	-	(24,397)	(24,397)
Balances at March 31, 2016	5,650,000	$ 57	$ 28,470	$ (65,095)	$ (36,568)
Imputed interest	-	-	2,486	-	2,486
Net loss	-	-	-	(18,436)	(18,436)
Balances at December 31, 2016	5,650,000	$ 57	$ 30,956	$ (83,531)	$ (52,518)

(The Accompanying Notes are an Integral Part of These Financial Statements)

UA Granite Corporation

Notes to the Financial Statements

December 31, 2016

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

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  As at December 31, 2016 the Company has a working capital deficiency, has not generated revenues and has accumulated losses since inception.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at December 31, 2016 or March 31, 2016.

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

LOSS PER COMMON SHARE

The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of December 31, 2016 and March 31, 2016, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2016. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

In November 2015, an ASU was issued to simplify the presentation of deferred income taxes.  The amendments in this ASU require that deferred tax liabilities and assets be classified as non-current in a classified balance sheet as compared to the current requirements to separate deferred tax liabilities and assets into current and non-current amounts.  This ASU is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Earlier application is permitted.  This ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  The Company is currently evaluating this guidance and the impact it will have on its financial statements.

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

In March 2016, an ASU was issued to reduce complexity in the accounting for employee share-based payment transactions.  One of the simplifications relates to forfeitures of awards.  Under current GAAP, an entity estimates the number of awards for which the requisite service period is expected to be rendered and base the accruals of compensation cost on the estimated number of awards that will vest.  This ASU permits an entity to make an entity-wide accounting policy election either to estimate the number of forfeitures expected to occur or to account for forfeitures in compensation cost when they occur.  This ASU is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods.  Earlier application is permitted.  The Company is currently evaluating this guidance and the impact it will have on its financial statements.

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

NOTE 3 -INCOME TAXES – Continued

The Company currently has net operating loss carry forwards aggregating $81,045 (2016: $65,095), which expire through 2030. The deferred tax asset related to the carry forwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of December 31, 2016:

	December 31, 2016	March 31, 2016
Deferred tax assets	$27,555	$ 21,607
Valuation allowance for deferred tax assets	(27,555)	(21,607)
Net deferred tax assets	$-	$ -

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

 NOTE 4 – FAIR VALUE MEASUREMENTS – Continued

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2016 and March 31, 2016:

Level 1: None

Level 2: None

Level 3: None

Total Gain (Losses): None

NOTE 5 - RELATED PARTY TRANSACTIONS

A director has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of December 31, 2016, the director has advanced a total of $13,603. The advances are without specific terms of repayment. Imputed interest of $271 and $271 was charged to additional paid in capital during the three month periods ended December 31, 2016 and December 31, 2015 respectively.  Imputed interest of $854 and $743 was charged to additional paid in capital during the nine month periods ended December 31, 2016 and December 31, 2015, respectively.

A related entity has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of December 31, 2016, the related entity has advanced a total of $37,970. The advances are without specific terms of repayment. Imputed interest of $678 was charged to additional paid in capital during the three month period ended December 31, 2016 and imputed interest of $1,632 was charged to additional paid in capital during the nine month period ended December 31, 2016.

An entity related to one of the Company’s directors has provided services in connection with our public disclosure obligations. As of December 31, 2016, the related entity was paid a total of $4,090.

NOTE 6 - COMMON STOCK

On February 14, 2013, the Company issued 5,000,000 common shares to Myroslav Tsapaliuk, the founder of the Company.

On December 12, 2013, the Company issued 650,000 common shares in a registered offering to subscribers for total proceeds of $26,000.

As of December 31, 2016, the Company has 5,650,000 common shares issued and outstanding.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no events to disclose.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is March 31. All information presented herein is based on the three and nine months ended December 31, 2016, and December 31, 2015.

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

Results of Operations

During the three and nine months ended December 31, 2016, the Company (i) sought out prospective business opportunities; and (ii) satisfied continuous public disclosure requirements.

Our operations for the three and nine months ended December 31, 2016 and 2015 are summarized below.

	Three months ended December 31, 2016	Nine months ended December 31, 2015	Three months ended December 31, 2015	Nine months ended December 31, 2015
Expenses:
Legal and accounting	$1,670	5,886	2,620	5,280
Consulting	500	4,090	1,990	15,852
Administrative	104	5,974	200	320
Imputed interest	949	2,486	271	743
Net loss	$(3,223)	(18,436)	(5,081)	(22,195)

Net Loss

Net loss for the three months ended December 31, 2016, was $3,223 as compared to net loss of $5,081 for the three months ended December 31, 2015. The decrease in net losses over the comparable three month periods ended December 31, 2016, and December 31, 2015, can be primarily attributed to a decrease in professional fees, administrative costs, and consulting expenses offset by an increase in imputed interest.

Net loss for the nine months ended December 31, 2016, was $18,436 as compared to net loss of $22,195 for the nine months ended December 31, 2015. The decrease in net losses over the comparable nine month periods ended December 31, 2016, and December 31, 2015, can be primarily attributed to a decrease in consulting expenses offset by an increase in professional fees, administrative costs, and imputed interest.

We did not generate revenue during this period and expect to continue to incur losses over the next twelve months at a rate comparable to the current quarterly period presented here or until such time as we are able to conclude the acquisition or development of a new business opportunity that produces net income.

Capital Expenditures

The Company expended no amounts on capital expenditures for the three and nine  month periods ended December 31, 2016 and 2015.

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

The Company had current and total assets of $0 and a working capital deficit of $52,518, as of December 31, 2016, as compared to current and total assets of $0, and a working capital deficit of $36,568 as of

March 31, 2016. Accumulated deficit was $83,531 at December 31, 2016, as compared to an accumulated deficit of $65,095 at March 31, 2016.

Cash Used in Operating Activities

Net cash flow used in operating activities for the nine month period ended December 31, 2016 was $16,465 as compared to $19,838 for the nine month period ended December 31, 2015, which differences reflect the comparative changes in working capital in the current period. Net cash flow used in operating activities in the prior period can also be primarily attributed to changes in working capital and accounts payable.  Operating activities include but are not limited to, personnel costs, accounting fees and consulting expenses while changes in working capital include accounts payable and accrued liabilities.

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

Cash Flows from Financing Activities

Cash flow provided by financing activities for the nine months ended December 31, 2016, were $16,370 as compared to $16,720 for the nine months ended December 31, 2015. The decrease in cash flow provided from financing activities over the comparative nine month periods can be attributed to unsecured loan amounts procured from a director and related parties.

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

The Company had no lines of credit or other bank financing arrangements as of December 31, 2016.

The Company had no commitments for future capital expenditures that were material at December 31, 2016.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As of December 31, 2016, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $83,531 since inception and negative cash flows from operating activities during the period ended December 31, 2016.  The Company’s ability to continue as a going concern is subject to the ability of the Company to obtain funding.  Management’s plan to address the Company’s ability to continue as a going concern includes obtaining funding from the private placement of equity or through debt financing.  Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

•

our anticipated financial performance and business plan;

•

the sufficiency of existing capital resources;

•

our ability to raise capital to fund cash requirements for future operations; and

•

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

ITEM 4.            CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the acting chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

 PART II

Item 1.               Legal Proceedings.

None.

Item 1A.             Risk Factors

Not required.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.               Defaults Upon Senior Securities

None.

Item 4.               Mine Safety Disclosures

Not applicable.

Item 5.               Other Information

None.

Item 6.               Exhibits

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 21 of this Form 10Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UA GRANITE CORPORATION

By:	Myroslav Tsapaliuk ___________________________
Myroslav Tsapaliuk, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date:	February 14, 2017

INDEX TO EXHIBITS

Exhibit

Description

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

Exhibit 31

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Myrsoslav Tsapaliuk, certify that:

1.           I have reviewed this quarterly report on Form 10-Q of UA Granite Corporation;

2.           Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.           Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report;

4.           The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)           designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)           designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)           evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)           disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.           I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)           all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 14, 2017

s/ Myroslav Tsapaliuk

________________________

Myroslav Tsapaliuk

Chief Executive Officer and Chief Financial Officer

Exhibit 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the report on Form 10-Q of UA Granite Corporation for the quarterly period ended December 31, 2016 as filed with the Securities and Exchange Commission on the date hereof, I, Myroslav Taspaliuk hereby certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)        The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Myroslav Tsapaliuk

__________________________

Myroslav Tsapaliuk

Chief Executive Officer and Chief Financial Officer

February 14, 2017

This certification accompanies this report pursuant to §906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the registrant for the purposes of §18 of the Securities Exchange Act of 1934, as amended. This certification shall not be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this report), irrespective of any general incorporation language contained in such filing.

A signed original of this written statement required by §906 has been provided to the registrant and will be retained by the registrant and furnished to the Securities and Exchange Commission or its staff upon request.