Form 10-K
period 2017-03-31
UA Granite Corp
filed 2017-07-13
CIK 1577882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017.

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

12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule  12b-2 of the Act). Yes ☑    No ☐

The   aggregate   market   value   of  the   registrant’s   common   stock,   $0.00001  par   value   held   by  non-affiliates   (650,000)   was

approximately $162,500 based on the average closing bid and ask prices ($0.25) for the common stock on June 29, 2017.

At July 12, 2017, the number of shares outstanding of the registrant’s common stock, $0.00001 par value (the only class of voting stock), was 5,650,000.

TABLE OF CONTENTS

PART I

Item1.

Business ............................................................................................................................... 3

Item 1A.

Risk Factors ......................................................................................................................... 6

Item 1B.

Unresolved Staff Comments .................................................................................................. 6

Item 2.

Properties ............................................................................................................................. 6

Item 3.

Legal Proceedings................................................................................................................. 6

Item 4.

Mine Safety Disclosures ........................................................................................................ 6

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer

Purchases of Equity Securities................................................................................................ 7

Item 6.

Selected Financial Data ......................................................................................................... 9

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of

Operations............................................................................................................................. 9

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk ................................................... 13

Item 8.

Financial Statements and Supplementary Data....................................................................... 14

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial

Disclosure ........................................................................................................................... 15

Item 9A.

Controls and Procedures ...................................................................................................... 15

Item 9B.

Other Information ................................................................................................................ 17

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance...................................................... 18

Item 11.

Executive Compensation ...................................................................................................... 20

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters ............................................................................................................. 22

Item 13.

Certain Relationships and Related Transactions, and Director  Independence............................ 22

Item 14.

Principal Accountant Fees and Services ................................................................................ 23

PART IV

Item 15.

Exhibits, Financial Statement Schedules ................................................................................. 24

Signatures

.......................................................................................................................................... 25

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

Research and Development

During the years ended March 31, 2017 and 2016, the Company spent no amounts on research and development activities.

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

March 31, 2017

$

0.25

$

0.25

December 31, 2016

$

0.25

$

0.25

September 30, 2016

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

Common Stock

As  of  March  31,  2017,  there  were  29  shareholders  of  record  holding  a  total  of  5,650,000  shares  of  fully paid  and  non-assessable  common  stock  of  the  75,000,000  shares  of  common  stock,  par  value  $0.00001,

authorized.  The  board  of  directors  believes  that  the  number  of  beneficial  owners  is  greater  than  the number  of  record  holders  because  a  portion  of  our  outstanding  common  stock  is  held  in  broker  “street names”  for  the  benefit  of  individual  investors.  The  holders  of  the  common  stock  are  entitled  to  one  vote for  each  share  held  of  record  on  all  matters  submitted  to  a  vote  of  stockholders.  Holders  of  the  common stock  have  no  preemptive  rights  and  no  right  to  convert  their  common  stock  into  any  other  securities.

There is no redemption or sinking fund provisions applicable to the common stock.

Warrants

As of March 31, 2017, the Company had no outstanding warrants to purchase shares of its common stock.

Stock Options

As of March 31, 2017, the Company had no outstanding stock options to purchase shares of its common stock.

Convertible Securities

As of March 31, 2017, the Company had no outstanding convertible securities to purchase shares of its common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no securities authorized for issuance under any equity compensation plan as of March

31, 2017.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

The Company had not repurchased any shares of its common stock during the year ended March 31,

2017.

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

Recent Sales of Unregistered Securities

During the quarter ended March 31, 2017, there were no sales of the Company’s securities.

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

Results of Operations

During the year ended March 31, 2017, the Company sought out prospective business opportunities; and

satisfied continuous public disclosure requirements.

Our operations for the years ended March 31, 2017 and 2016 are summarized below.

2017

2016

Operating Expenses:

General and Administration

$

(5,621)     $

(1,846)

Professional fees

$

(7,206)     $

(5,280)

Consulting

$

(4,090)     $

(15,728)

Imputed interest expense

$

(3,493)     $

(1,543)

Net Loss for the Year

$

(20,410)     $

(24,397)

Net Loss

Net  loss  for  year  ended  March  31,  2017  was  $20,410  as  compared  to  a  net  loss  of  $24,397  for  the  year ended  March  31,  2016.  The  decrease  in  net  loss  over  the  comparative  annual  periods  can  be  attributed  to the  decrease  in  consulting fees  offset  by the  increase  in  general  and  administrative  fees,  professional  fees and imputed interest expense in the current annual period.

We did not generate revenue during this period and expect to continue to incur losses over the next twelve months  at  a  rate  comparable  to  the  current  annual  period  presented  here  or  until  such  time  as  we  are  able to conclude the acquisition or development of a new business opportunity that produces net income.

Capital Expenditures

The Company expended no amounts on capital expenditures for the years ended March 31, 2017 and

March 31, 2016.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past two years.

Liquidity and Capital Resources

Since  inception,  the  Company  has  experienced  significant  changes  in  liquidity,  capital  resources,  and stockholders’ deficit.

The  Company  had  current  and  total  assets  of  $0  as  of  March  31,  2017,  consisting  solely  of  cash,  as compared  to  current  and  total  assets  of  $95,  consisting  solely  of  cash  as  of  March  31,  2016.  Net stockholders'  deficit  was  $53,485  at  March  31,  2017,  as  compared  to  a  net  stockholders’  deficit  of

$36,568  at  March  31,  2016.  The  Company  had  a  net  working  capital  deficit  of  $53,485  as  of  March  31,

2017.

Cash Used in Operating Activities

Net  cash  used  in  operating  activities  for  the  year  ended  March  31,  2017  was  $17,785  as  compared  to

$26,343 for the year ended March 31, 2016, which differences reflect the related party loan along with the comparative  increase  in  general  and  administrative  expenses,  the  decrease  in  consulting  expenses  and changes in  working capital in the current  year.  Net  cash  flow  used in  operating activities  in  the  prior  year can  also  be  primarily  attributed  to  general  and  administrative  expenses,  and  changes  in  working  capital.

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

Cash Flows from Financing Activities

Net   cash   flow   provided   by   financing   activities   for   the   year   ended   March   31,   2017,   decreased   to

$17,690 as  compared  to  $23,320 for  the  year  ended  March  31,  2016.  The  decrease  in  net  cash  flow provided from financing activities over the comparative  annual periods can be attributed to an decrease in amounts provided by a director as compared to those amounts provided by a director in the former period.

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

The Company had no lines of credit or other bank financing arrangements as of  March 31, 2017 or March

31, 2016.

The Company had no commitments for future capital expenditures that were material at March 31, 2017.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

As  of  March  31,  2017,  we  have  no  significant  off-balance  sheet  arrangements  that  have  or  are  reasonably likely to  have  a  current  or  future  effect  on  our  financial  condition,  changes  in  financial  condition,  revenues or  expenses,  results  of  operations,  liquidity,  capital  expenditures,  or  capital  resources  that  are  material  to stockholders.

Future Financings

We  anticipate  continuing  to  rely  on  debt  or  equity  sales  of  our  shares  of  common  stock  in  order  to continue  to  fund  our  business  operations.  There  is  no  assurance  that  we  will  achieve  any  additional  sales of our equity securities or arrange for debt or other financing to fund our plan of operation.

Critical Accounting Policies

In  Note  2  to  the  audited  financial  statements  for  the  years  ended  March  31,  2017  and  2016,  included  in our  Form  10-K,  the  Company  discusses  those  accounting  policies  that  are  considered  to  be  significant  in

determining   the   results   of   operations   and   its   financial   position.     The   Company   believes   that   the

accounting principles utilized by it conform to accounting principles generally accepted in the US.

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

Going Concern

The  Company’s  auditors  have  expressed  an  opinion  as  to  the  Company’s  ability  to  continue  as  a  going concern  as  a  result  of  an  accumulated  deficit  of  $885,505  since  inception  and  negative  cash  flows  from

operating  activities  as  of  March  31,  2017.    The  Company’s  ability  to  continue  as  a  going  concern  is

subject  to  the  ability  of  the  Company  to  obtain  funding  from  outside  sources.   Management’s  plan  to

address the Company’s ability to continue as a going concern includes obtaining funding from the private placement of equity or through debt financing.  Management believes that it will be able to obtain funding to  allow  the  Company  to  remain  a  going  concern  through  the  methods  discussed  above,  though  there  can be no assurances that such methods will prove successful.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial  statements for the year ended  March 31, 2017, as set  forth below, are included with

this   Annual   Report   on   Form  10-K.   Our  audited  financial   statements   are   prepared   on  the   basis   of

accounting principles generally accepted in the United States and are expressed in U.S. dollars.

March 31, 2017

Index

Auditor’s

Report…….………………………………………………………………………………………….........……F-1

Statement of Changes in Stockholders’ Deficit from March 31, 2015 through

March 31, 2017 ...........................................................................................................................................F-5

Notes to the Financial Statements .................................................................................................................F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

UA Granite Corporation

We  have  audited  the  accompanying  balance  sheets  of  UA  Granite  Corporation  as  of  March  31,  2017  and

2016  and  the  related  statements  of  operations,  changes  in  stockholders’  deficit,  and  cash  flows  for  the years  then  ended.  These  financial  statements  are  the  responsibility  of  the  Company's  management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We  conducted  our  audits  in  accordance  with  standards  of  the  Public  Company  Accounting  Oversight

Board  (United  States).  Those  standards  require  that  we  plan  and  perform  the  audit  to  obtain  reasonable assurance  about  whether  the  financial  statements  are  free  of  material  misstatement.  The  Company  is  not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.

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

In  our  opinion,  the  financial  statements  referred  to  above  present  fairly,  in  all  material  respects,  the financial  position  of  UA  Granite  Corporation  as  of  March  31,  2017  and  2016  and  the  results  of  its operations  and  cash  flows  for  each  of  the  years  in  the  two-year  period  ended  March  31,  2017,  in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

July 12, 2017

UA Granite Corporation

Balance Sheets

March 31, 2017 and March 31, 2016

March 31,

March 31,

2017

2016

ASSETS

Current Assets

Cash

$

0

$

95

Total Assets

$

0

$

95

LIABILITIES AND STOCKHOLDERS’ EQUITY

(DEFICIT)

Current Liabilities

Accounts Payable and Accrued Liabilities

592

1,460

Accounts Payable  - Related Party

37,970

21,500

Due to Directors

14,923

13,703

Total Liabilities

53,485

36,663

   Stockholders’ Equity (Deficit)

Common Stock (75,000,000 shares authorized, par value

0.00001) 5,650,000 and 5,650,000 shares issued and

outstanding) at September 30, 2015 and March 31, 2015,

respectively

57

57

Additional Paid in Capital

31,963

28,470

Accumulated deficit

(85,505)

(65,095)

Total Stockholders’ Equity (Deficit)

(53,485)

(36,568)

Total Liabilities and Stockholders’Equity (Deficit)

$

0

$

95

(The Accompanying Notes are an Integral Part of These Financial Statements)

UA Granite Corporation

Statements of Operations

For the Years Ended March 31, 2017 and 2016

Year Ended

Year Ended

March 31,

March 31,

2017

2016

Operating Expenses

Legal and accounting

$

7,206

$

5,280

Consulting

4,090

15,728

General and administrative

5,621

1,846

Total Operating Expenses

16,917

22,854

Other Expense

Imputed interest expense

3,493

1,543

Net Loss

$    (20,410)

$    (24,397)

Net Loss Per Common Share –

$

(0.00)

$

(0.00)

Basic and Diluted

Weighted Average Number of

Common Shares Outstanding

5,650,000

5,650,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

UA Granite Corporation

Statements of Cash Flows

For the Years Ended March 31, 2017 and 2016

Year Ended

Year Ended

March 31, 2017

March 31, 2016

Operating Activities

Net loss

$

(20,410)

$

(24,397)

Adjustment to reconcile net loss to net cash

used by operating activities:

Imputed interest

3,493

1,543

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities

(868)

(3,489)

Net Cash Used in Operating Activities

(17,785)

(26,343)

Financing Activities

Proceeds from related parties

16,470

21,500

Proceeds from director

1,220

1,820

Net Cash Provided by Financing Activities

17,690

23,320

Increase (Decrease) in Cash

(95)

(3,023)

Cash - Beginning of Period

95

3,118

Cash  - End of Period

$

0

$

95

Supplemental Disclosure of Cash Flow information

Interest

$

-

$     -

Income taxes

$

-

$     -

(The Accompanying Notes are an Integral Part of These Financial Statements)

UA Granite Corporation

Statement of Changes in Stockholders’ Deficit

From March 31, 2015 to March 31, 2017

Additional

Common Stock

Paid

Accumulated

Shares

Amount

in Capital

Deficit

Total

Balances at  March 31, 2015

5,650,000   $

57

$

26,927  $     (40,698)   $  (13,714)

Imputed interest

-

-

1,543

-

1,543

Net loss

-

-

-

(24,397)

(24,397)

Balances at  March 31, 2016

5,650,000   $

57

$

28,470  $     (65,095)   $  (36,568)

Imputed interest

3,493

3,493

Net loss

-

-

-

(20,410)

(20,410)

Balances at  March 31, 2017

5,650,000   $

57

$

31,963  $     (85,505)   $  (53,485)

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

NOTE 1 – NATURE OF OPERATIONS

DESCRIPTION OF BUSINESS AND HISTORY

UA Granite Corporation (the “Company”) was incorporated on February 14, 2013 in the State of Nevada.

The  Company  does  not  have  any  revenues  and  has  incurred  losses  since  inception.  Currently,  the

Company  has  no  operations,  has  been  issued  a  going  concern  opinion,  and  relies  upon  the  sale  of  our securities and loans from its sole officer and director to fund operations.

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

March  31,  2017  the  Company  has  a  working  capital  deficiency,  has  not  generated  revenues  and  has accumulated  losses  since  inception.  The  continuation  of  the  Company  as  a  going  concern  is  dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity  financing  to  continue  operations,  and  the  attainment  of  profitable  operations.  These  factors  raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

CASH AND CASH EQUIVALENTS

The  Company  considers  all  highly  liquid  instruments  with  original  maturities  of  three  months  or  less when  acquired,  to  be  cash  equivalents.  We  had  no  cash  equivalents  at  March  31,  2017  or  March  31,

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

LOSS PER COMMON SHARE

The  Company  reports  net  loss  per  share  in  accordance  with  provisions  of  the  FASB.  The  provisions require  dual  presentation  of  basic  and  diluted  loss  per  share.  Basic  net  loss  per  share  excludes  the  impact of  common  stock equivalents.  Diluted  net  loss  per  share  utilizes  the  average  market  price  per  share  when applying the treasury stock method  in  determining common  stock equivalents.  As  of March  31,  2017  and

March 31, 2016, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant  to  ASC  No.  820,  “Fair  Value  Measurements  and  Disclosures”,  the  Company  is  required  to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2017. The

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

RECENTLY ISSUED ACCOUNTING STANDARDS – Continued

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

The Company currently has net operating loss carry forwards aggregating $82,012 (2016: $63,551),

which expire through 2030. The deferred tax asset related to the carry forwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of March 31,

2017:

Mar 31, 2017

Mar 31, 2016

Deferred tax assets

$

27,884

$   21,607

Valuation allowance for deferred tax assets

(27,884)

$  (21,607)

Net deferred tax assets

$

-

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

NOTE 4 – FAIR VALUE MEASUREMENTS – Continued

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

Company's own data.)

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2017 and March 31, 2016:

Level 1: None

Level 2: None

Level 3: None

Total Gain (Losses): None

NOTE 5 - RELATED PARTY TRANSACTIONS

A director has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of March 31, 2017, the director has advanced a total  of $14,923  (2016:  $13,203). The advances are without  specific terms of repayment.  Imputed interest  of $1,107 and $1,543  was charged to additional paid in capital during the year ended March 31, 2017 and March 31, 2016, respectively.

A related entity has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of March 31, 2017, the related entity has advanced a total of $37,970 (2016: $21,500). The advances  are  without  specific  terms  of  repayment.  Imputed  interest  of  $2,386  and  nil  was  charged  to additional paid in capital during the three year ended March 31, 2017 and March 31, 2016, respectively.

NOTE 6 - COMMON STOCK

On February 14, 2013, the Company issued 5,000,000  common  shares  to  Myroslav  Tsapaliuk,  the founder of the Company.

On December 12, 2013, the Company issued 650,000 common shares in a registered offering to subscribers for total proceeds of $26,001.

As of March 31, 2017, the Company has 5,650,000 common shares issued and outstanding.

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

15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2017.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control – Integrated

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

Lack of Appropriate Independent Oversight.  The board of directors has not provided an appropriate level of oversight of the Company’s financial reporting and procedures for internal control over financial reporting during the annual period, since it has only one independent directors that could have provided an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions. While this control deficiency did not result in any audit adjustments to our 2017 interim or annual financial statements, it could have resulted in material misstatements that might have been prevented or detected by independent oversight. Accordingly, we determined that this control deficiency as of March 31, 2017, constituted a material weakness.

Failure to Segregate Duties. The board of directors has not maintained any segregation of duties within the Company’s management, instead relying on a single individual to fill the role of chief executive officer, chief financial officer and principal accounting officer, responsible for a broad range of duties that cannot be properly reconciled with a singular management resource.  Accordingly, we determined that this control deficiency as of March 31, 2017, constituted a material weakness.

Insufficient Accounting Resources. The board of directors has insufficient internal accounting resources,

with an acceptable knowledge of US GAAP processes, to oversee the Company’s financial reporting and procedures for internal control. Accordingly, we determined that this control deficiency as of March 31,

2017, constituted a material weakness.

US GAAP Knowledge. The board of directors has engaged an external consultant to counter the internal lack of US GAAP knowledge however the effectiveness of the external consultant is affected by the

Company’s lack of sufficient internal accounting resources. Accordingly, we determined as of March 31,

2017, that the internal lack of US GAAP knowledge is part of the material weaknesses as stated above.

Management’s Remediation Initiatives

Due to the material weaknesses in internal control over financial reporting described above, the

Company’s management has concluded that, as of March 31, 2017, that the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated

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

The aforementioned material weaknesses were identified by our chief executive officer and chief financial officer in connection with his review of our financial statements as of March 31, 2017.

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

Changes in internal control over financial reporting

During the quarter ended March 31, 20177, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting except in connection with the appointment of a new independent member of the board of directors.

9B.

OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the

Company:

Name

Age

Position

Myroslav Tsapaliuk

57

Director, Chief Executive Officer, Chief Financial

Officer, Principal Accounting Officer

Shawn Teigen

44

Former Director

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

Shawn Teigen served as a director from February 24, 2016 to October 27, 2016.

Business Experience

Shawn Teigen is the research director at the Utah Foundation, a pu October 27, 2017 blic policy research organization that focuses on a wide range of issues including education, taxes, and voting. He has been employed at the Utah Foundation since 2012. Prior to his present employment, Mr. Teigen worked as an independent consultant for Orsa & Company, a business consulting firm that advises early-stage businesses in the public and private sectors. Services ranged from guidance on disclosure issues to managerial duties that included working with government regulators, business organizations, auditors,

accountants, attorneys and quasi-public governing bodies. He currently serves as a director of several private entities which operations include energy production, immigration related investments, national research and civic responsibility for Salt Lake City.

Mr. Teigen served two years for the U.S. Peace Corp in Kazakhstan between 2002 -2004.

Officer and Director Responsibilities and Qualifications

Mr. Teigen was responsible for overseeing the management of the Company and for assisting our chief executive officer in the review of public disclosure materials.

Mr. Teigen holds a Master of Public Policy and a BS in Management from the University of Utah.

Other Public Company Directorships in the Last Five Years

Mr. Teigen served as a director of Infrastructure Developments Corp. a public company that operates as a distributor of mobile homes and offices between April 2010, and September 2013.

Effective as of October 27, 2016, Mr. Shawn Teigen resigned as a director and treasurer of UA Granite

Corporation.

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

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in their ownership with the Commission, and forward copies of such filings to us. Based solely upon a review of Forms 3, 4 and 5 furnished to us, we are not aware of any persons who, during the period ended March 31, 2017, failed to file, on a timely basis, reports required by Section 16(a) of the

Exchange Act except the following:

-

Shawn Teigen failed to file a Form 3 or Form 5 in connection with his appointment and resignation to the board of directors.

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

Executive compensation paid to our chief executive officer and chief financial officer for the periods ended March 31, 2017, and March 31, 2016, were $nil and $nil respectively.

Table

The following table provides summary information for 2017 and 2016 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and the chief financial officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table

Name and

Year     Salary     Bonus

Stock

Option

Non-Equity

Change in Pension

All Other

Total

Principal

($)

($)

Awards      Awards

Incentive Plan

Value and

Compensation

($)

Position

($)

($)

Compensation

Nonqualified

($)

($)

Deferred

Compensation

($)

Myroslav

2017

-

-

-

-

-

-

-

-

Tsapaliuk

2016

-

-

-

-

-

-

-

-

CEO, CFO,

PAO, and

Director

Outstanding Equity Awards as of March 31, 2017

The following table provides summary information for the period March 31, 2017, concerning unexercised options, stock that has not vested, and equity incentive plan awards by the Company to or on behalf of (i) the chief executive officer and chief financial officer and (ii) the three most highly compensated individuals whose total compensation exceeds $100,000:

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

31, 2017:

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

(1)Shawn Teigen was appointed on February 24, 2016.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially (1) as at July 12, 2017 by: (i) our directors, (ii) each of our executive officers, (iii) our executive officers and directors as a group, and (iv) each beneficial shareholder known to us to own more than 5% of our outstanding common stock. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address

Number of Common

Percentage of

Title of Class

of Beneficial Owner

Shares

Common Shares(1)

Common Stock

Myroslav Tsapaliuk, CEO, CFO, PAO and director

10 Bogdan Khmelnitsky Street, # 13A

5,000,000

88.5

Kiev 01030, Ukraine

(1)

Under Commission Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly,

through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 29, 2017. The percentage calculations are based on the aggregate of 5,650,000 shares issued and outstanding as of June 29, 2017.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent  auditor,

M & K CPAS, PLLC, for our fiscal years ended March 31, 2017 and 2016:

Years ended March 31

2017

2016

Audit Fees:

$

7,460

$

7,100

Audit Related Fees:

-

-

Tax Fees:

-

-

All Other Fees:

-

-

Total:

$

7,460

$

7,100

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

Financial Statements of the Company for the years ended March 31, 2017 and 2016:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statement of Stockholders’ Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 26 of this Form 10-K, and are incorporated herein by this reference.

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

UA Granite Corporation

By:     /s/ Myroslav Tsapaliuk

Myroslav Tsapaliuk, Chief Executive Officer,

Chief Financial Officer, Principal Accounting

Officer

Date:  July 12, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/ Myroslav Tsapaliuk

Myroslav Tsapaliuk

Director

Date:  July 12, 2017

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

Exhibit 31

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Myroslav Tsapaliuk certify that:

1. I have reviewed this report on Form 10-K of UA Granite Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)

for the registrant and have:

a)    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)    All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: July 12, 2017

/s/ Myroslav Tsapaliuk

Myroslav Tsapaliuk

Chief Executive Officer and Chief Financial Officer

Exhibit 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the report on Form 10-K of UA Granite Corporation for the annual period ended

March 31, 2017, as filed with the Securities and Exchange Commission on the date hereof, I, Myroslav

Tsapaliuk, do hereby certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-

Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)  This report fully complies with the requirements of section 13(a) or 15(d) of the Securities

Exchange Act of 1934; and

(2)  The information contained in this report fairly represents, in all material respects, the financial condition of the registrant at the end of the period covered by this report and results of operations of the registrant for the period covered by this report.

Date: July 12, 2017

/s/ Myroslav Tsapaliuk

Myroslav Tsapaliuk

Chief Executive Officer and Chief Financial Officer

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