Form 10-Q
period 2017-06-30
UA Granite Corp
filed 2017-08-21
CIK 1577882

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the transition period from__________ to __________

Commission file number: 333-189414

UA GRANITE CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada	80-0899451
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

10 Bogdan Khemlnitsky Street #13A Kiev, Ukraine 01030
(Address of principal executive offices and zip code)

(380) 636419991
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X] Yes   [  ] No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 [  ] Yes   [X] No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer[ ]	Accelerated filer [ ]
Non-accelerated filer[ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [X]

          If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[X] Yes   [  ] No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at August 14, 2017
Common stock, $0.00001 par value	5,650,000

UA Granite Corporation

Form 10-Q

For the Three Months Ended June 30, 2017

FORWARD-LOOKING STATEMENTS
This Report on Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Annual Report on Form 10-K filed on July 13, 2017.
As used in this Form 10-Q, "we," "us," and "our" refer to UA Granite Corporation, a Nevada corporation, which is also sometimes referred to as the "Company" herein.
YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING
STATEMENTS
The forward-looking statements made in this report on Form 10-Q relate only to events or information as of the date on which the statements are made in this report on Form 10-Q.  Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events.  You should read this report and the documents that we reference in this report, including documents incorporated by reference, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

UA GRANITE CORPORATION

FINANCIAL STATEMENTS
(UNAUDITED)

JUNE 30, 2017

UA GRANITE CORPORATION

FINANCIAL STATEMENTS

TABLE OF CONTENTS

JUNE 30, 2017

UA Granite Corporation
Balance Sheets
June 30, 2017 and March 31, 2017

	June 30, 2017	March 31, 2017

ASSETS

Current Assets
Cash	$0	$0
Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts Payable and Accrued Liabilities	3,500	592
Accounts Payable - Related Party	37,970	37,970
Due to Directors	16,673	14,923
Total Liabilities	58,143	53,485

Stockholders' Equity (Deficit)

Common Stock (75,000,000 shares authorized, par value 0.00001)	57	57
(5,650,000 and 5,650,000 shares issued and outstanding at June 30, 2017 and March 31, 2017, respectively)
Additional Paid in Capital	33,006	31,963
Accumulated deficit	(91,206)	(85,505)

Total Stockholders' Equity (Deficit)	(58,143)	(53,485)

Total Liabilities and Stockholders' Equity (Deficit)	$0	$0

(The Accompanying Notes are an Integral Part of These Financial Statements)

UA Granite Corporation
Statements of Operations
For the Three Month Periods Ended June 30, 2017 and 2016

	Three Month Period Ended June 30, 2017	Three Month Period Ended June 30, 2016

Operating Expenses

Legal and accounting	$1,658	$1,250
Consulting	0	1,190
General and administrative	3,000	3,139

Total Operating Expenses	4,658	5,579

Other Expense
Imputed interest expense	1,043	767

Net Loss	$(5,701)	$(6,346)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	5,650,000	5,650,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

UA Granite Corporation
Statements of Cash Flows
For the Three Month Periods Ended June 30, 2017 and 2016

	Three Month Period Ended June 30, 2017	Three Month Period Ended June 30, 2016

Operating Activities

Net loss	$(5,701)	$(6,346)
Adjustment to reconcile net loss to net cash used by operating activities:
Imputed interest	1,043	767
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,908	(374)
Net Cash Used in Operating Activities	(1,750)	(5,953)

Financing Activities
Proceeds from related parties	0	6,068
Proceeds from director	1,750	0
Net Cash Provided by Financing Activities	1,750	6,068

Increase (Decrease) in Cash	0	115

Cash - Beginning of Period	0	95

Cash - End of Period	$0	$210

Supplemental Disclosure of Cash Flow Information
Interest	$-	$-
Income taxes	$-	$-

(The Accompanying Notes are an Integral Part of These Financial Statements)

UA Granite Corporation
Statement of Changes in Stockholders' Equity (Deficit)
From March 31, 2016 to June 30, 2017

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total

Balances at March 31, 2016	5,650,000	$57	$28,470	$(65,095)	$(36,568)
Imputed interest	-	-	3,493	-	3,493
Net loss	-	-	-	(20,410)	(20,410)
Balances at March 31, 2017	5,650,000	$57	$31,963	$(85,505)	$(53,485)
Imputed interest	-	-	1,043	-	1,043
Net loss	-	-	-	(5,701)	(5,701)
Balances at June 30, 2017	5,650,000	$57	$33,006	$(91,206)	$(58,143)

(The Accompanying Notes are an Integral Part of These Financial Statements)

UA Granite Corporation
Notes to the Financial Statements

NOTE 1 – NATURE OF OPERATIONS

DESCRIPTION OF BUSINESS AND HISTORY

UA Granite Corporation (the "Company") was incorporated on February 14, 2013 in the State of Nevada.

The Company does not have any revenues and has incurred losses since inception. Currently, the Company has no operations, has been issued a going concern opinion, and relies upon the sale of our securities and loans from its sole officer and director to fund operations.

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  As of June 30, 2017 the Company has a working capital deficiency, has not generated revenues and has accumulated losses since inception.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company's fiscal year-end is March 31.

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

RECLASSIFICATION

The 2017 financial statements have been reclassified to conform to the 2018 presentation.

UA Granite Corporation
Notes to the Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at June 30, 2017 or March 31, 2017.

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

LOSS PER COMMON SHARE

The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of June 30, 2017 and March 31, 2017, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to ASC No. 820, "Fair Value Measurements and Disclosures", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2017. The Company's financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

The Company currently has net operating loss carry forwards aggregating $90,163 (2017: $82,012), which expire through 2030. The deferred tax asset related to the carry forwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of June 30, 2017:

	June 30, 2017	March 31, 2017
Deferred tax assets	$30,655	$27,884
Valuation allowance for deferred tax assets	(30,655)	(27,884)
Net deferred tax assets	$-	$-

UA Granite Corporation
Notes to the Financial Statements

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

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2017 and March 31, 2017:

Level 1: None
Level 2: None
Level 3: None
Total Gain (Losses): None

UA Granite Corporation
Notes to the Financial Statements

NOTE 5 - RELATED PARTY TRANSACTIONS

A director has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of June 30, 2017, the director has advanced a total of $16,673 (2017: $14,923). The advances are without specific terms of repayment. Imputed interest of $294 and $270 was charged to additional paid in capital during the three month period ended June 30, 2017 and June 30, 2016, respectively.

A related entity has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of June 30, 2017, the related entity has advanced a total of $37,970 (2017: $37,970). The advances are without specific terms of repayment. Imputed interest of $749 and $497 was charged to additional paid in capital during the three month period ended June 30, 2017 and June 30, 2016, respectively.

NOTE 6 - COMMON STOCK

On February 14, 2013, the Company issued 5,000,000 common shares to Myroslav Tsapaliuk, the founder of the Company.

On December 12, 2013, the Company issued 650,000 common shares in a registered offering to subscribers for total proceeds of $26,001.

As of June 30, 2017, the Company had 5,650,000 common shares issued and outstanding.

NOTE 7 – SUBSEQUENT EVENT

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no events to disclose.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments.  Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.  We disclaim any obligation to update forward-looking statements.
Overview

We were incorporated in the State of Nevada on February 14, 2013, with an initial intent to engage in the business of marketing and distributing finished granite products.  As a result of our lack of funding to implement our original business plan, our Board of Directors has determined it is in the best interests of the Company for us to consider other business alternatives.  Accordingly, our Board of Directors has begun to analyze strategic alternatives available to our Company to allow us to continue as a going concern. Such alternatives include raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan.  We are currently in the process of evaluating business opportunities, and have minimal business operations.

Our Board of Directors believes that it must consider all viable strategic alternatives in order to develop a plan of operations that is in the best interests of our stockholders. Such strategic alternatives include a merger, acquisition, share exchange, asset purchase, or similar transaction in which our present management may no longer be in control of our Company and our business operations may be replaced by that of our transaction partner.  We believe we would be an attractive candidate for such a business combination due to the perceived benefits of being a publicly registered company, thereby providing a transaction partner access to the public marketplace to raise capital.  We can provide no assurance that we will be successful in identifying suitable business opportunities, or that we will be able to obtain adequate financing to carry out such opportunities, if and when such opportunities arise, or that we will be able to obtain adequate financing to commence business operations and generate revenues from such operations.

We are a development-stage company with no revenues and no assets. As a result, we have incurred losses since inception.  Our limited operations to date have consisted of the formation of the Company, the raising of capital, and maintaining compliance with our public company reporting requirements.  Our auditors have issued a going concern opinion, which means our auditors believe there is substantial doubt regarding our ability to continue as a going concern for the next twelve months. This is because we have not generated any revenues to date, and no revenues are anticipated until we are able to identify a suitable business opportunity and implement our business plan.

Our plan of operations over the next twelve months is to identify and carry out a suitable business opportunity.  We will not be able to pursue any new business opportunities without obtaining additional financing to fund our ongoing operations.  Our management team is actively seeking new sources of financing while also evaluating potential business opportunities.  In order to maintain our corporate operations while we evaluate new business opportunities, we anticipate that we will need debt or equity financing of at least $50,000 over the next twelve months. Should we be successful in identifying a new business opportunity, we will require additional financing to evaluate and engage in such opportunity.  The amount of such additional necessary financing will depend on the nature and type of opportunity identified, and is not determinable at this time.

Other than loans from stockholders, we do not believe debt financing is an attractive means of financing for our business development currently because we do not have tangible assets to secure any such debt financing at this time.  Rather, we anticipate financing in the foreseeable future to be in the form of stockholder loans and equity financing from the sale of our common stock.  However, we do not currently have any financing arrangements in place, and cannot provide prospective investors with any assurance that we will be able to procure sufficient financing to fund our plan of operations.  Accordingly, we will require continued financial support from our stockholders and creditors until we are able to generate sufficient net cash flow from active operations on a sustained basis.

Results of Operations

During the three month period ended June 30, 2017, we focused on exploring potential business opportunities and satisfying our ongoing obligations as a public reporting company.

From February 14, 2013 (the date of our inception) to June 30, 2017, we have not earned any revenues.  We expect to continue to incur losses over the next twelve months, or until we are able to identify, develop and carry out a new business opportunity that enables us to generate revenues.

Comparison of Three Months Ended June 30, 2017 and June 30, 2016

Our operations for the three month periods ended June 30, 2017 and June 30, 2016 can be summarized as follows:

	Three Month Period Ended June 30, 2017	Three Month Period Ended June 30, 2016
Operating Expenses
Legal and accounting	$1,658	$1,250
Consulting	0	1,190
General and administrative	3,000	3,139
Total Operating Expenses	4,658	5,579

Other Expense
Imputed interest expense	1,043	767

Net Loss	$(5,701)	$(6,346)

During the three month period ended June 30, 2017, we incurred $4,658 in operating expenses compared with $5,579 in operating expenses during the three month period ended June 30, 2016. The decrease in operating expenses was can be attributed to a decrease in consulting fees and reduced general and administrative expenses.

We incurred a net loss of $5,701 for the three month period ended June 30, 2017, compared to a net loss of $6,346 for the three month period ended June 30, 2016. The decrease in net loss over the comparable three month periods ended June 30, 2017 and 2016 can be attributed to a decrease in operating expenses, which was slightly offset by an increase in imputed interest.

Liquidity and Capital Resources

As of June 30, 2017 and March 31, 2017, we had cash of $0 and total assets of $0.

As of June 30, 2017, we had total liabilities, or a working capital deficit, of $58,143, compared to total liabilities, or a working capital deficit, of $53,485 as of March 31, 2017.  The increase in our total liabilities, or working capital deficit, is due to an increase in accounts payable and accrued liabilities, as we had limited cash flows to repay outstanding obligations as they became due.

As of June 30, 2017, our accumulated deficit was $91,206, compared to an accumulated deficit of $85,505 as of March 31, 2017.

In order to execute on our business strategy, we will require additional working capital.  We require a minimum of approximately $50,000 to proceed with our plan of operations over the next twelve months.  As we had cash and working capital in the amount of $0 as of June 30, 2017, we do not have sufficient working capital to enable us to carry out our operations for the next twelve months.  We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operations and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities.  We currently do not have any arrangements in place for the completion of any private placement financings, and there is no assurance that we will be successful in completing any private placement financings.

Any future sale of additional equity and/or debt securities will result in dilution to current stockholders. We may also seek additional loans where the incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand business operations and could harm our overall business prospects.

Cash Used in Operating Activities

During the three month period ended June 30, 2017, we used $1,750 in cash for operating activities, compared to $5,953 in cash used for operating activities during the three month period ended June 30, 2016.  The decrease in the amount of cash used for operating activities relates primarily to changes in accounts payable and accrued liabilities.

Cash Used in Investing Activities

We expect to use cash for investing activities in future periods, when available.  However, until we are able to identify and carry out a suitable business opportunity, we do not anticipate using cash flows in investing activities.

Cash Flows from Financing Activities

During the three month period ended June 30, 2017, we received $1,750 in cash from financing activities, compared to $6,068 in cash received from financing activities during the three month period ended June 30, 2016.  The proceeds received from financing activities during the three month period ended June 30, 2017 were financings provided by management (our sole director and executive officer) to support our day-to-day activities, whereas the proceeds received from financing activities during the three month period ended June 30, 2016 were provided by a related party to support our day-to-day activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation.  A complete listing of these policies is included in Note 2 of the notes to our financial statements for the three month period ended June 30, 2017.  We believe the accounting policies utilized in preparing our financial statements conform to the generally accepted accounting principles in the United States ("US GAAP").

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  We based our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  By their nature, these estimates are subject to an inherent degree of uncertainty, and actual results could differ from such estimates.  The actual results experienced by our Company may differ materially and adversely from our Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this Item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time period specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer) to allow for timely decisions regarding required disclosure.
Our management, with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2017.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced evaluation, our management identified the following material weaknesses:

•
Lack of Appropriate Independent Oversight and Audit Committee.  We do not have a formal audit committee with a financial expert, and therefore lack the board oversight role within the financial reporting process.

•
Failure to Segregate Duties.  We rely on one individual, our sole executive officer, to fill the role of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), rather than segregating duties among two or more members of management.  This results in our sole executive officer being responsible for a broad range of duties that cannot be properly reconciled under a one-person management structure.

•
Insufficient Accounting Resources and Lack of Formal Policies and Procedures Necessary to Adequately Review Significant Accounting Transactions.  Our Company has insufficient internal accounting resources and personnel with sufficient knowledge of US GAAP rules and procedures to oversee our financial reporting and procedures.  We utilize a third party independent contractor for the preparation of our financial statements.  Although the financial statements and footnotes prepared by such third party independent contractor are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions.  The third party independent contractor is not involved in the day-to-day operations of our Company, and may not be provided information from management on a timely basis to allow for adequate reporting and consideration of certain accounting transactions.

Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis, and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds permit.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Resignation of Director

On October 27, 2016, Shawn Teigan resigned from the Board of Directors of the Company, creating a vacancy on the Board. The Company did not previously disclose Mr. Teigan's resignation on a Current Report on Form 8-K.

Item 6. Exhibits.

Exhibit	Description
No.
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 18, 2013).

3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 18, 2013).

31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UA GRANITE CORPORATION

Date: August 21, 2017	By:	/s/ Myroslav Tsapaliuk
Name: Myroslav Tsapaliuk
Title: Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)