Form 10-Q
period 2017-09-30
UA Granite Corp
filed 2018-02-21
CIK 1577882

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the transition period from__________ to __________

Commission file number: 333-189414

UA GRANITE CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada	80-0899451
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

31C Principal Torre Alta, San Felipe, Puerto Plata, Dominican Republic EH009E3
(Address of principal executive offices and zip code)

(809) 223-2353
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 Yes   ☒ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.
	Large accelerated filer		Accelerated filer		Non-accelerated filer	☒	Smaller reporting company
						☒	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒Yes    No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at February 20, 2018
Common stock, $0.00001 par value	5,650,000

UA Granite Corporation

Form 10-Q

For the Quarterly Period Ended September 30, 2017

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

UA GRANITE CORPORATION

FINANCIAL STATEMENTS
(UNAUDITED)

SEPTEMBER 30, 2017

UA GRANITE CORPORATION

FINANCIAL STATEMENTS

TABLE OF CONTENTS

SEPTEMBER 30, 2017

UA Granite Corporation
Balance Sheets
September 30, 2017 and March 31, 2017
(unaudited)

	September 30, 2017	March 31, 2017

ASSETS

Current Assets
Cash	$0	$0
Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts Payable and Accrued Liabilities	42,334	592
Accounts Payable - Related Party	37,970	37,970
Due to Directors	20,173	14,923
Total Liabilities	100,477	53,485

Stockholders' Equity (Deficit)
Common Stock (75,000,000 shares authorized, par value 0.00001) 5,650,000 and 5,650,000 shares issued and outstanding) at September 30, 2017 and March 31, 2017, respectively	57	57
Additional Paid in Capital	34,166	31,963
Accumulated deficit	(134,700)	(85,505)
Total Stockholders' Equity (Deficit)	(100,477)	(53,485)
Total Liabilities and Stockholders'Equity (Deficit)	$0	$0

(The Accompanying Notes are an Integral Part of These Financial Statements)

UA Granite Corporation
Statements of Operations
For the Three and Six Month Periods Ended September 30, 2017 and 2016
(unaudited)

	Three Month Period Ended September 30, 2017	Six Month Period Ended September 30, 2017	Three Month Period Ended September 30, 2016	Six Month Period Ended September 30, 2016

Operating Expenses
Legal and accounting	$41,134	$42,792	$2,966	$4,216
Consulting	-	-	2,400	3,590
General and administrative	1,200	4,200	2,730	5,869
Total Operating Expenses	42,334	46,992	8,096	13,675

Other Expense
Imputed interest expense	1,160	2,203	770	1,537

Net Loss	$(43,494)	$(49,195)	$(8,866)	$(15,212)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	5,650,000	5,650,000	5,650,000	5,650,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

UA Granite Corporation
Statements of Cash Flows
For the Six Month Periods Ended September 30, 2017 and 2016
(unaudited)

	Six Month Period Ended September 30, 2017	Six Month Period Ended September 30, 2016

Operating Activities
Net loss	$(49,195)	$(15,212)
Adjustment to reconcile net loss to net cash used by operating activities:
Imputed interest	2,203	1,537
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	41,742	857
Net Cash Used in Operating Activities	(5,250)	(12,818)

Financing Activities
Proceeds from related parties	-	12,485
Proceeds from director	5,250	900
Net Cash Provided by Financing Activities	5,250	13,385

Increase (Decrease) in Cash	-	567

Cash - Beginning of Period	-	95

Cash - End of Period	$0	$662

Supplemental Disclosure of Cash Flow information
Interest	$-	$-
Income taxes	$-	$-

(The Accompanying Notes are an Integral Part of These Financial Statements)

UA Granite Corporation
Statement of Changes in Stockholders' Deficit
From March 31, 2016 to September 30, 2017
(unaudited)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total

Balances at March 31, 2016	5,650,000	$57	$28,470	$(65,095)	$(36,568)
Imputed interest	-	-	3,493	-	3,493
Net loss	-	-	-	(20,410)	(20,410)
Balances at March 31, 2017	5,650,000	$57	$31,963	$(85,505)	$(53,485)
Imputed interest	-	-	2,203	-	2,203
Net loss	-	-	-	(49,195)	(49,195)
Balances at September 30, 2017	5,650,000	$57	$34,166	$(134,700)	$(100,477)

(The Accompanying Notes are an Integral Part of These Financial Statements)

UA Granite Corporation
Notes to the Financial Statements
September 30, 2017
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

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  As at September 30, 2017 the Company has a working capital deficiency, has not generated revenues and has accumulated losses since inception.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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
September 30, 2017
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at September 30, 2017 or March 31, 2017.

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

LOSS PER COMMON SHARE

The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of September 30, 2017 and March 31, 2017, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to ASC No. 820, "Fair Value Measurements and Disclosures", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2017. The Company's financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

UA Granite Corporation
Notes to the Financial Statements
September 30, 2017
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

The adoption of the pronouncement did not have a material effect on the Company's consolidated financial statements.

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
September 30, 2017
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
September 30, 2017
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

The Company currently has net operating loss carry forwards aggregating $134,700 (2017: $85,505), which expire through 2030. The deferred tax asset related to the carry forwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of September 30, 2017:

	Sep 30, 2017	Mar 31, 2017
Deferred tax assets	$43,927	$27,884
Valuation allowance for deferred tax assets	(43,927)	$(27,884)
Net deferred tax assets	$-	-

UA Granite Corporation
Notes to the Financial Statements
September 30, 2017
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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2017 and March 31, 2017:

Level 1: None
Level 2: None
Level 3: None
Total Gain (Losses): None

UA Granite Corporation
Notes to the Financial Statements
September 30, 2017
(unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

A director has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of September 30, 2017, the director has advanced a total of $20,173. The advances are without specific terms of repayment. Imputed interest of $402 and $271 was charged to additional paid in capital during the three month period ended September 30, 2017 and September 30, 2016, respectively.

A related entity has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of September 30, 2017, the related entity has advanced a total of $37,970. The advances are without specific terms of repayment. Imputed interest of $757 was charged to additional paid in capital during the three month period ended September 30, 2017.

NOTE 6 - COMMON STOCK

On February 14, 2013, the Company issued 5,000,000  common  shares  to  Myroslav  Tsapaliuk,  the founder of the Company.

On December 12, 2013, the Company issued 650,000 common shares in a registered offering to subscribers for total proceeds of $26,001.

As of September 30, 2017, the Company has issued 5,650,000 common shares.

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

Results of Operations

During the three and six month periods ended September 30, 2017, we focused on exploring potential business opportunities and satisfying our ongoing obligations as a public reporting company.

From February 14, 2013 (the date of our inception) to September 30, 2017, we have not earned any revenues.  We expect to continue to incur losses over the next twelve months, or until we are able to identify, develop and carry out a new business opportunity that enables us to generate revenues.

Comparison of Three Month Periods Ended September 30, 2017 and September 30, 2016

Our operations for the three month periods ended September 30, 2017 and September 30, 2016 can be summarized as follows:

	Three Month Period Ended September 30, 2017	Three Month Period Ended September 30, 2016
Operating Expenses
Legal and accounting	$41,134	$2,966
Consulting	-	2,400
General and administrative	1,200	2,730
Total Operating Expenses	42,334	8,096

Other Expenses
Imputed interest expense	1,160	770

Net Loss	$(43,494)	$(8,866)

During the three month period ended September 30, 2017, we incurred $42,334 in operating expenses compared with $8,096 in operating expenses during the three month period ended September 30, 2016. The increase/decrease in operating expenses was can be attributed to increased legal and accounting expenses.

We incurred a net loss of $43,494 for the three month period ended September 30, 2017, compared to a net loss of $8,866 for the three month period ended September 30, 2016. The increase in net loss over the comparable three month periods ended September 30, 2017 and 2016 can be attributed to the increase in operating expenses related to increased legal and accounting expenses.

Comparison of Six Month Periods Ended September 30, 2017 and September 30, 2016

Our operations for the six month periods ended September 30, 2017 and September 30, 2016 can be summarized as follows:

	Six Month Period Ended September 30, 2017	Six Month Period Ended September 30, 2016
Operating Expenses
Legal and accounting	$42,792	$4,216
Consulting	-	3,590
General and administrative	4,200	5,869
Total Operating Expenses	46,992	13,675

Other Expenses
Imputed interest expense	2,203	1,537

Net Loss	$(49,195)	$(15,212)

During the six month period ended September 30, 2017, we incurred $46,992 in operating expenses compared with $13,675 in operating expenses during the six month period ended September 30, 2016. The increase in operating expenses was can be attributed to increased legal and accounting expenses.

We incurred a net loss of $49,195 for the six month period ended September 30, 2017, compared to a net loss of $15,212 for the six month period ended September 30, 2016. The increase in net loss over the comparable six month periods ended September 30, 2017 and 2016 can be attributed to the increase in operating expenses related to increased legal and accounting expenses.

Liquidity and Capital Resources

As of September 30, 2017 and March 31, 2017, we had cash of $0 and total assets of $0.

As of September 30, 2017, we had total liabilities, or a working capital deficit, of $100,477, compared to total liabilities, or a working capital deficit, of $53,485 as of March 31, 2017.  The increase in our total liabilities, or working capital deficit, is due to an increase in accounts payable and accrued liabilities, as we had limited cash flows to repay outstanding obligations as they became due.

As of September 30, 2017, our accumulated deficit was $134,700, compared to an accumulated deficit of $85,505 as of March 31, 2017.

In order to execute on our business strategy, we will require additional working capital.  We require a minimum of approximately $50,000 to proceed with our plan of operations over the next twelve months.  As we had cash and working capital in the amount of $0 as of September 30, 2017, we do not have sufficient working capital to enable us to carry out our operations for the next twelve months.  We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operations and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities.  We currently do not have any arrangements in place for the completion of any private placement financings, and there is no assurance that we will be successful in completing any private placement financings.

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

Cash Used in Operating Activities

During the six month period ended September 30, 2017, we used $5,250 in cash for operating activities, compared to $12,818 in cash used for operating activities during the six month period ended September 30, 2016.  The decrease in the amount of cash used for operating activities relates primarily to a decrease in cash provided by financing activities to support our ongoing operations.

Cash Used in Investing Activities

We expect to use cash for investing activities in future periods, when available.  However, until we are able to identify and carry out a suitable business opportunity, we do not anticipate using cash flows in investing activities.

Cash Flows from Financing Activities

During the six month period ended September 30, 2017, we received $5,250 in cash from financing activities, compared to $13,385 in cash received from financing activities during the six month period ended September 30, 2016.  The proceeds received from financing activities during the six month period ended September 30, 2017 were financings provided by management (our sole director and executive officer) to support our day-to-day activities, and the proceeds received from financing activities during the six month period ended September 30, 2016 were provided by unsecured loans from management and related parties to support our day-to-day activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation.  A complete listing of these policies is included in Note 2 of the notes to our financial statements for the quarterly period ended September 30, 2017.  We believe the accounting policies utilized in preparing our financial statements conform to the generally accepted accounting principles in the United States ("US GAAP").

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

Our management, with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2017.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ending September 30, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 18, 2013).

3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 18, 2013).

31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files.

* Filed herewith.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UA GRANITE CORPORATION

Date: February 21, 2018	By:	/s/Angel Luis Reynoso Vasquez
Angel Luis Reynoso Vasquez
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)