Form 10-K
period 2018-03-31
Vortex Blockchain Technologies Inc.
filed 2018-07-16
CIK 1577882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-189414

VORTEX BLOCKCHAIN TECHNOLOGIES INC.
(formerly UA Granite Corporation)
 (Name of registrant as specified in its charter)

Nevada	80-0899451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

31C Principal Torre Alta, San Felipe, Puerto Plata, Dominican Republic EH009E3	N/A
(Address of Principal Executive Offices)	(Zip Code)

809-223-2353

(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:
None	None
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES □	NO ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES □	NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒	NO □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES □	NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated filer □
Non-accelerated filer □ (do not check if smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES ☒	NO □

The aggregate market value of the registrant's common stock held by non-affiliates as of September 29, 2017, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $0, as there is no active trading market for the registrant's common stock.

As of July 11, 2018, there were 21,000,000 shares of the registrant's common stock, par value $0.00001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some discussions in this Annual Report on Form 10-K contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties and relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K. Forward-looking statements are often identified by words such as "believe," "expect," "estimate," "anticipate," "intend," "project," "plan," "seek" and similar expressions or words which, by their nature, refer to future events. In some cases, you can also identify forward-looking statements by terminology such as "may," "will," "should," "plans," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section as well as those discussed elsewhere in this Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the "SEC"), particularly the Company's Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

As used in this Annual Report on Form 10-K, references to "dollars" and "$" are to United States dollars and, unless otherwise indicated, references to "we," "our," "us," the "Company," or the "Registrant" refer to Vortex Blockchain Technologies Inc. (formerly UA Granite Corporation), a Nevada corporation.

ITEM 1   — BUSINESS

Overview

The Company was incorporated in the State of Nevada under the name "UA Granite Corporation" on February 14, 2013. Our Articles of Incorporation initially authorized us to issue up to 75,000,000 shares of common stock, par value $0.00001 per share. Subsequent to our fiscal year ended March 31, 2018, on April 30, 2018, upon approval by our Board of Directors and majority stockholders on April 27, 2018, we filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State, with a delayed effective date of May 15, 2018, increasing the number of authorized shares of common stock from 75,000,000 shares to 200,000,000 shares. In connection with the amendment and restatement of our Articles of Incorporation, our Board of Directors and majority stockholders also approved and adopted the Amended and Restated Bylaws of the Company on April 27, 2018. Effective May 31, 2018, pursuant to our Amended and Restated Articles of Incorporation and upon completion of processing by the Financial Industry Regulatory Authority ("FINRA"), we changed the name of our Company from "UA Granite Corporation" to "Vortex Blockchain Technologies Inc." in anticipation of a change of our business plan and direction. Also effective May 31, 2018, upon approval by our Board of Directors and majority stockholders and upon completion of processing by FINRA, we effected a 15-for-1 forward stock split of all our issued and outstanding common stock, which increased the number of issued and outstanding shares of common stock from 1,400,000 to 21,000,000. Since inception, the Company has not been involved in any bankruptcy, receivership or similar proceedings, and there have been no material reclassifications, mergers, consolidations, or purchases or sales of a significant amount of assets outside the ordinary course of business by the Company.

We are a development-stage company with no revenues and no assets. As a result, we have incurred losses since inception. Our limited start-up operations have consisted of the formation of our Company, development of our business plan, and efforts to raise capital. We originally intended to operate in the business of marketing and distributing finished granite products, but have since discontinued our efforts related to granite products due to economic and political difficulties. We are now in the process of seeking out other business opportunities and pursuing additional financing in order to maintain operations while we evaluate potential business opportunities.

To date, we have been unable to raise sufficient funds to implement our business plan and operations, and we do not believe that we currently have sufficient resources to do so without additional funding. As a result of the current difficult economic environment and our lack of funding to implement our business plan, our Board of Directors has begun analyzing strategic alternatives available to our Company to continue as a going concern. Such strategic alternatives include raising additional debt or equity financing, or consummating a merger or acquisition transaction with a partner that may involve a change in our business plan, such as a merger, acquisition, share exchange, asset purchase, or similar transaction in which our present management will no longer be in control of our Company and our business operations will be replaced by that of our transaction partner. We believe we would be an attractive candidate for such a business combination due to the perceived benefits of being a publicly registered company, thereby providing a transaction partner access to the public marketplace to raise capital.

Any business combination transaction, and the selection of a partner for such a business combination transaction, involves certain risks, including analyzing and selecting a compatible business partner that is able to engage in a transaction with us and that has business operations which are or will likely prove to be profitable. The decision to participate in a specific business opportunity will be made upon management's analysis of the quality of the potential partner's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes and numerous other factors which are difficult to analyze through the application of any objective criteria. Our management recognizes that the Company's inadequate financial resources limit the scope and number of suitable business combination transaction opportunities that might otherwise be available. If we are unable to locate a suitable partner for a business combination, and are otherwise unable to raise additional funding, we will likely be forced to cease business operations.

In the event a merger or acquisition transaction were to occur, our stockholders would in all likelihood hold a lesser ownership percentage interest in the Company following the consummation of such transaction. Any such merger or acquisition transaction effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders.

During the fiscal year ended March 31, 2018, we had preliminary discussions with potential business combination partners, and on March 7, 2018, we entered into a Binding Letter of Intent (the "LOI") with Vortex Network, LLC, an Iowa limited liability company ("Vortex"), in connection with a proposed share exchange transaction between the Company and Vortex, whereby the Company will issue 65,000,000 shares of common stock to the existing members of Vortex in exchange for all the outstanding membership interests of Vortex (the "Share Exchange"). Effective March 30, 2018, the Company and Vortex entered into an amendment to clarify and amend certain terms set forth in the LOI and to extend the term of the LOI for a period of 90 days. Pursuant to the terms of the proposed Share Exchange, Vortex will become our wholly-owned subsidiary. Additionally, following the closing of the Share Exchange, the Company will be managed by Vortex's current management team, and our existing directors and officers will resign. If we are successful in closing the proposed Share Exchange, the business of Vortex will become our primary business. Vortex operates as a cryptocurrency holding company engaged in the business of mining crypto assets. If we are unable to close the proposed Share Exchange contemplated by the LOI, we will need to consider additional strategic alternatives for our Company.

Operations

We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors, and rely upon the sale of our securities to fund operations. Accordingly, we will be dependent on future additional financing in order to maintain our limited operations. Our plan of operations is forward-looking and there is no assurance that we will ever succeed in our business plan. It is possible that we will not be able to achieve profitability and will have to cease operations due to the lack of funding.

If we are able to close the proposed Share Exchange with Vortex, the business and operations of Vortex will become the primary business and operations of the Company.

Competition

Depending on the business opportunity or opportunities we ultimately engage in or acquire, we will likely face substantial competition with other business entities, many of which may have a competitive edge over our Company by virtue of their stronger financial resources and prior business experience. If we cannot develop and market our products and services as quickly or cost-effectively as our competitors, we may not be able to achieve profitable operations. We plan to use various research, development and marketing strategies to obtain and maintain a competitive position in our target markets and differentiate ourselves from our competitors.

Government Regulation

Our operations, products and services may be regulated by various governmental agencies, both inside and outside the United States. Compliance with government regulations in the United States and foreign countries can be time-consuming and expensive. The Company cannot anticipate the governmental regulations to which the Company may be subject following the consummation of a potential business combination transaction. However, the conduct of any business subjects us to environmental, public health and safety, land use, trade, or other governmental regulations and state and local taxation. The Company believes it is currently in compliance in all material respects with all laws, rules, regulations and requirements that affect our business.

If we are able to close the proposed Share Exchange with Vortex, the business of Vortex will become our primary business, which means we will become subject to laws and regulations affecting businesses operating in the cryptocurrency space. Until recently, little or no regulatory attention has been directed toward bitcoin and the bitcoin network by U.S. federal and state governments, foreign governments and self-regulatory agencies. As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies. Certain governments deem cryptocurrencies to be illegal, while others have allowed their use and trade. In the future, government authorities may restrict or prohibit the acquisition, use, trade, exchange or redemption of cryptocurrencies. Governments may also implement new regulations that would increase the costs of compliance and/or subject cryptocurrency companies to additional regulation. Should we succeed in closing the proposed Share Exchange with Vortex, the effect of any future changes in regulations applicable to us or any cryptocurrencies that Vortex may mine or hold for others is impossible to predict. Such changes could have a material effect on our business, prospects or operations and our ability to continue as a going concern.

Offices

Our business address is 31C Principal Torre Alta, San Felipe, Puerto Plata, Dominican Republic EH009E3. Our telephone number is 809-223-2353. The current office space is provided without cost by Angel Luis Reynoso Vasquez, the sole officer and director of the Company. The space is used by Mr. Vasquez for business use and no rent is being charged to the Company at this time. Additional office space may be required in the future, but our management believes our current office space is sufficient for our present needs and operations.

Employees

We are a development stage company and currently have no employees, other than our sole director and officer, Angel Luis Reynoso Vasquez, who is currently responsible for the day to day operations of the Company. Mr. Vasquez devotes approximately six (6) hours per week to our business. The Company looks to Mr. Vasquez for his entrepreneurial skills and experience in international business development, investments and emerging markets.

We intend to hire additional employees on an as-needed basis, but do not plan to engage any additional full-time employees in the near future. We use outside consultants, attorneys and accountants on an as-needed basis for business and legal support.

ITEM 1A   — RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Item 10(f)(1) of Regulation S-K, and are not required to provide the information required by this Item. The following risk factors do not purport to be a complete explanation of all the risks involved in purchasing our securities. If events anticipated by any of the following risks actually occur, the Company's business, operating results or financial condition could suffer and the trading price of the Company's common stock could decline.

RISKS RELATING TO OUR BUSINESS

We lack operating history and have not generated any revenues or profits to date, and we have incurred losses in prior periods and may incur losses in the future. Because we may never earn revenues from our operations, our business may fail and investors may lose all their investment in our Company.

We cannot ensure that we will achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our Company has a limited operating history, and we have no history of revenues from operations. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose their investment in our company.

We anticipate that we will incur increased operating expenses without realizing any revenues, and we therefore expect to incur significant losses in the foreseeable future. We recognize that if we are unable to generate significant revenues from the sale of our products and services in the future, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful. If we are unsuccessful in generating revenues and achieving profitability, our business will fail and our investors may lose all their investment in our company.

Our auditors have issued a going concern opinion, which means there is substantial uncertainty regarding the Company's ability to continue operations.  If we are unable to continue operations, investors may lose all their investment in our Company.

In their report included with this Annual Report on Form 10-K, our auditors issued a going concern opinion, which means our auditors have substantial doubt as to whether the Company will continue as an ongoing business. For the period from inception (February 14, 2013) to March 31, 2018, we incurred a net loss of $420,820. We will need to generate significant revenue in order to achieve profitability, and we may never become profitable. The going concern opinion in our independent auditor's report emphasizes the uncertainty related to our business, as well as the level of risk associated with an investment in our common stock.

Our continued operations are dependent on certain key personnel, the loss of whom may materially and adversely affect our Company.

We currently depend entirely on Angel Luis Reynoso Vasquez, our sole officer and director, for all our business operations. The loss of Mr. Vasquez would have a substantial negative effect on our company and may cause our business to fail. There is intense competition for skilled personnel, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. The loss of Mr. Vasquez's services could prevent us from completing the development of our plan of operations, and in the event of such loss, no assurance can be given that we will be able to obtain the services of adequate replacement personnel. We do not have any employment agreements in place with our sole officer and director, and we do not maintain key man life insurance on our sole officer and director.

Our future success depends in large part upon the leadership and performance of our executive management team and key consultants, and upon our ability to retain senior management with relevant expertise. If we lose the services of any executive officers or key consultants, we may not be able to replace them with similarly qualified personnel, which could harm our business. The loss of key personnel or our inability to attract and retain additional highly skilled executives, employees and consultants may adversely affect our business, future operations and financial condition.

Since the majority of the shares of our issued and outstanding common stock are held by our sole officer and director, our other stockholders may not be able to influence control of the Company or decision making by management.

Our sole officer and director beneficially owns approximately 53.57% of our outstanding common stock. The interests of our sole officer and director may not be, at all times, the same as that of our other stockholders. Our sole officer and director is not simply a passive investor, and as such his interests as an executive may, at times, be adverse to or in conflict with those of passive investors. Where such conflicts exist, our stockholders will be dependent upon our management exercising, in a manner fair to all of our stockholders, his fiduciary duties as the sole officer and director of the Company. Given the nature of his equity interest in the Company, our sole officer and director currently has the ability to control the outcome of most corporate actions requiring stockholder approval, including business acquisition or sale transactions and amendments to our Articles of Incorporation. This concentration of ownership may also have the effect of delaying, deferring or preventing a change of control of the Company, which may be disadvantageous to minority stockholders.

Because our sole officer and director may have other business interests, he may not be able or willing to devote a sufficient amount of time to our business operations, which may slow down our operations or cause our business to fail.

Our sole officer and director is not required to work exclusively for us and does not currently devote all his time to our operations. Therefore, it is possible that a conflict may arise with regard to his time based on his employment or consulting arrangements with other companies, and our operations may be sporadic and occur at times which are convenient to our management. Other business activities may prevent our sole officer and director from devoting a sufficient amount of time to our operations, which could slow our operations and have a negative effect on our financial results because of the slowdown in operations. As a result, our operations may be periodically interrupted or suspended, which could result in a lack of revenues and possible cessation of operations. We do not have any written procedures in place to address conflicts of interest that may arise between our business and the business activities of our sole officer and director.

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks public company experience and is generally unfamiliar with the requirements of the United States securities laws and U.S. Generally Accepted Accounting Principles, which could impair our ability to comply with legal and regulatory requirements, such as those imposed by Sarbanes-Oxley Act of 2002. The individual who holds all the principal officer positions of the Company has never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

The existence of indemnification rights to our directors, officers, employees and agents may result in substantial expenditures by our Company and may discourage lawsuits against our directors, officers and employees.

Our Amended and Restated Bylaws contain a provision providing for indemnification of our directors, officers, employees and agents to the fullest extent provided by Nevada law. These indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers, employees and agents which we may be unable to recoup. These provisions and resultant costs may also discourage the Company from bringing a lawsuit against our directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit our Company and stockholders.

The expected results from our previously disclosed potential Share Exchange transaction with Vortex may vary significantly from our expectations, and we can provide no assurance that such potential Share Exchange transaction will be completed.

The expected results from our proposed Share Exchange with Vortex might vary materially from those anticipated and disclosed by us, and we can provide no assurance that such potential Share Exchange will be completed. These expectations are inherently subject to uncertainties and contingencies, and our assumptions may be impacted by factors that are beyond our control, including the business of Vortex, the U.S. economy, actions by regulatory agencies in the cryptocurrency space, our ability to obtain financing to complete the Share Exchange with Vortex, and the approval of the Share Exchange by Vortex's board of managers and members. Any one of these factors may result in our failure to complete the potential Share Exchange, and such failure to complete the potential Share Exchange may have significant adverse consequences on our ability to operate and survive as a viable entity.

There can be no assurance that the proposed Share Exchange will in fact be consummated, and any failure to consummate such a transaction may adversely affect our ability to generate liquidity for our stockholders and to raise necessary capital.

We entered into the LOI with Vortex, dated as of March 7, 2018, which contains various conditions, including approval by Vortex's board of managers and members and the entry into definitive agreements. There can be no assurance that such definitive agreements will be entered into and that the proposed Share Exchange transaction will be consummated. Even if we are able to close the proposed Share Exchange, there is no assurance that we will be able to attract the attention of major brokerage firms and/or that a public market for our securities will develop.

RISKS RELATING TO OUR COMMON STOCK AND OUR STATUS AS A PUBLIC COMPANY

There is no established public trading market for our common stock, and we may not be successful in developing an active trading market for our common stock in the future. If we are unable to establish an active trading market for our shares of common stock, it may be difficult for investors to sell their shares.

There is presently no public trading market for our shares of common stock, and there can be no assurance that we will be successful in developing a trading market for such shares. Even though our common stock is quoted on the OTC Pink Marketplace, the OTC Bulletin Board and similar quotation services are often characterized by low trading volumes and price volatility, which may make it difficult for an investor to sell our common stock on acceptable terms. If an active trading market for our common stock is not developed, it may be very difficult for an investor to find a buyer for the shares of our common stock.

We are an "emerging growth company" and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the Jumpstart our Business Startups Act of 2012, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

Under the Jumpstart Our Business Startups Act, "emerging growth companies" can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves to this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not "emerging growth companies." We may remain an "emerging growth company" for up to five full fiscal years following the date of the first sale of our common stock in our initial public offering pursuant to an effective registration statement. We would cease to be an emerging growth company, and, therefore, ineligible to rely on the above exemptions, if we have more than $1 billion in annual revenue in a fiscal year, if we issue more than $1 billion in non-convertible debt over a three-year period, or if we have more than $700 million in market value of our common stock held by non-affiliates as of September 30th in any fiscal year before the end of the five full fiscal years.

We will be required to incur significant costs and require significant management resources to evaluate our internal control over financial reporting, as required under Section 404 of the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

As a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404").  Section 404 requires us to include an internal control report with our Annual Report on Form 10-K. This report must include management's assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation, could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. No assurance can be given that we will be able to fully comply with Section 404, or that we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year-end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties. In addition, our independent registered public accounting firm may not agree with our management's assessment or conclude that our internal control over financial reporting is operating effectively.

Future issuances of shares of our stock will result in the dilution of our existing stockholders' equity interests.

Our Amended and Restated Articles of Incorporation authorize the issuance of up to 200,000,000 shares of common stock with a par value of $0.00001 per share. Our Board of Directors may choose to issue some or all of such shares to acquire one or more companies or assets and/or to fund our overhead and general operating requirements. The issuance of any such shares may reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our Company.

Anti-takeover effects of certain provisions under the Nevada Revised Statutes hinder a potential takeover of our Company.

In the future we may be subject to Nevada's control share law. A corporation is subject to Nevada's control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and Nevada residents, and the corporation does business in Nevada or through an affiliated corporation. The law focuses on the acquisition of a "controlling interest" which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise one-fifth or more of the voting power of the corporation in the election of directors. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others. The effect of the control share law is that the acquiring person, and those acting in association with it, obtains only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares, and the acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law. Nevada's control share law may have the effect of discouraging takeovers of the corporation.

In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and "interested stockholders" for two years after the "interested stockholder" first becomes an "interested stockholder," unless the corporation's board of directors approves the combination in advance. For purposes of Nevada law, an "interested stockholder" is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the two previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term "business combination" is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquiror to use the corporation's assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders. The effect of Nevada's business combination law is to potentially discourage a party interested in taking control of our Company from doing so if it cannot obtain the approval of our Board of Directors.

Shares of our common stock that have not been registered under the Securities Act of 1933, as amended, regardless of whether such shares are restricted or unrestricted, are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a "shell company." In addition, any shares of our common stock held by affiliates, including any received in a registered offering, will be subject to the resale restrictions of Rule 144(i).

Pursuant to Rule 144 of the Securities Act of 1933, as amended ("Rule 144"), a "shell company" is defined as a company that has no or nominal operations, and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we are a "shell company" pursuant to Rule 144 and as such, sales of our securities pursuant to Rule 144 are not able to be made until a period of at least twelve months has elapsed from the date that a Current Report on Form 8-K is filed with the Commission reflecting the Company's status as a non- "shell company." Therefore, any restricted securities we sell in the future or issue to consultants or employees in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after the date of the filing of a Current Report on Form 8-K reflecting non-"shell company" status, and we have otherwise complied with the other requirements of Rule 144. As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our status as a "shell company" could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions, which could cause the value of our securities, if any, to decline in value or become worthless. Lastly, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i).

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

Our stock is categorized as a penny stock. The SEC has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than US $5.00 per share or an exercise price of less than US $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We have not paid any cash dividends to date, and no cash dividends are expected to be paid in the foreseeable future.

We have not paid any cash dividends since inception. We do not anticipate paying cash dividends on our common stock in the foreseeable future, and we may not have sufficient funds legally available to pay any such dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We presently intend to retain all earnings for our operations.

ITEM 1B   — UNRESOLVED STAFF COMMENTS
 Not applicable.
ITEM 2   — PROPERTIES
Our principal executive office is located at 31C Principal Torre Alta, San Felipe, Puerto Plata, Dominican Republic EH009E3. Our telephone number is 809-223-2353. The current office space is provided without cost by Angel Luis Reynoso Vasquez, the sole officer and director of the Company. The space is used by Mr. Vasquez for business use and no rent is being charged to the Company at this time. As of the date of this Annual Report, we have not sought out or selected a new office space. Additional office space may be required in the future, but our management believes our current office space is sufficient for our present needs and operations.

 ITEM 3   — LEGAL PROCEEDINGS
The Company is not a party to any pending legal proceedings and, to our knowledge, no such proceedings involving the Company are contemplated or threatened.
ITEM 4   — MINE SAFETY DISCLOSURES
 Not applicable.
 PART II
ITEM 5   — MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Since April 19, 2014, our common stock has been quoted on the OTC Pink marketplace, operated by OTC Markets Group, Inc., under the symbol "UAGZ". Effective June 27, 2018, our common stock is now quoted on the OTC Pink marketplace, operated by OTC Markets Group, Inc., under the symbol "VXBT". Although our common stock is currently quoted on the OTC Pink marketplace, there is no active trading market for our common stock, and any reported prices may not be a true market-based valuation of our common stock. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. During the two fiscal years ended March 31, 2018 and March 31, 2017, there was no active trading market for shares of our common stock.

Stockholders

As of July 11, 2018, there were 21,000,000 shares of common stock issued and outstanding held by 16 stockholders of record (not including street name holders).

Dividends

We have not declared or paid any cash dividends since inception and do not anticipate paying any dividends in the foreseeable future. Our Board of Directors intends to follow a policy of retaining earnings, if any, to finance our growth. The declaration and payment of dividends in the future is within the discretion of our Board of Directors, and will depend on conditions then existing, including our earnings, capital requirements, financial condition and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividends on our common stock other than those generally imposed by applicable state law.

Securities Authorized for Issuance under Equity Compensation Plans

As of March 31, 2018, there were no securities of the Company authorized for issuance under any equity compensation plans.

Recent Sales of Unregistered Equity Securities

During the fiscal year ended March 31, 2018, there were no sales of unregistered equity securities by the Company other than those previously disclosed in our Current Reports on Form 8-K filed with the SEC on March 13, 2018 and April 2, 2018.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company has not repurchased any shares of its common stock during the fiscal year ended March 31, 2018.

ITEM 6   — SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K, and are not required to provide the information required by this Item.

ITEM 7   — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. We disclaim any obligation to update forward-looking statements.
Overview

We were incorporated in the State of Nevada under the name "UA Granite Corporation" on February 14, 2013. Our Articles of Incorporation initially authorized us to issue up to 75,000,000 shares of common stock, par value $0.00001 per share. Subsequent to our fiscal year ended March 31, 2018, on April 30, 2018, we filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State, with a delayed effective date of May 15, 2018, increasing the number of authorized shares of common stock from 75,000,000 shares to 200,000,000 shares. In connection with the amendment and restatement of our Articles of Incorporation, our Board of Directors and majority stockholders also approved and adopted the Amended and Restated Bylaws of the Company on April 27, 2018. Effective May 31, 2018, pursuant to our Amended and Restated Articles of Incorporation and upon completion of processing by FINRA, we changed the name of our Company from "UA Granite Corporation" to "Vortex Blockchain Technologies Inc." in anticipation of a change of our business plan and direction. Also effective May 31, 2018, we effected a 15-for-1 forward stock split of all our issued and outstanding common stock, which increased the number of issued and outstanding shares of common stock from 1,400,000 to 21,000,000.

We are a development-stage company with no revenues and no assets, and we have incurred losses since inception. Our limited start-up operations have consisted of the formation of our Company, development of our business plan, efforts to raise capital and maintaining our public company reporting requirements. We originally intended to operate in the business of marketing and distributing finished granite products, but have since discontinued our efforts related to granite products due to economic and political difficulties.

We are in the process of seeking out other business opportunities and pursuing additional financing in order to maintain operations while we evaluate potential business opportunities. Our plan of operations over the next twelve months is to identify and acquire or develop a business opportunity, with a primary focus on consummating our previously disclosed proposed Share Exchange with Vortex. We believe we will require a minimum of $1,800,000 in funding over the next twelve months to maintain current operations and pursue suitable business opportunities, including the proposed Share Exchange with Vortex.

On March 7, 2018, we entered into the LOI with Vortex related to the proposed Share Exchange. Effective March 30, 2018, the Company and Vortex entered into an amendment to clarify and amend certain terms set forth in the LOI and to extend the term of the LOI for a period of 90 days. Pursuant to the terms of the proposed Share Exchange, we will acquire all of the outstanding membership interests of Vortex in exchange for the issuance of 65,000,000 shares of common stock to the existing members of Vortex, and Vortex will become our wholly-owned subsidiary. Following the closing of the Share Exchange, the Company will be managed by Vortex's current management team, and our existing directors and officers will resign.

Pursuant to the LOI, we made an initial LOI Advance in the amount of $750,000 to Vortex pursuant to the terms of a secured promissory note and security agreement dated March 7, 2018. The principal amount of the promissory note, together with accrued interest at the rate of 8.25% per annum, shall become due and payable upon maturity, which is defined as the first to occur of (a) an event of default, including, without limitation, the failure of the parties to close the Share Exchange on or before June 8, 2018, in which case the Company may declare the note due and payable, (b) the closing of the Share Exchange, in which case the promissory note will be cancelled as an intercompany loan, or (c) six (6) months following the date of termination of the LOI by the Company. The LOI contemplates an additional LOI Advance in the amount of $750,000 upon the completion or the Company's waiver of the following conditions: (i) completion by Vortex of the audit of its financial statements as required to be filed by the Company upon the closing of the Share Exchange; (ii) evidence that Vortex has access to at least 1,000 Bitmain S9 miners directly from Bitmain; (iii) a valid power contract confirming both the available power on the property on which Vortex operates and the cost per kilowatt; and (iv) a valid lease agreement for the property on which Vortex operates.

The Share Exchange is expected to be completed after the closing conditions set forth in a definitive agreement between the Company, Vortex and the members of Vortex have either been satisfied or waived by the appropriate party or parties thereto. The LOI contemplates that the definitive agreement will contain certain closing conditions typically found in an agreement of such nature, and the closing of the Share Exchange will be conditioned upon the approval by the members of Vortex. If we are able to close the Share Exchange as contemplated by the LOI, Vortex will become our wholly-owned subsidiary, and we will report such event on a Current Report on Form 8-K to be filed with the SEC.

Our auditors have issued a going concern opinion as a result of the Company's accumulated deficit of $420,820 since inception and negative cash flows from operating activities as of March 31, 2018. This means our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months because we have not generated revenues and no revenues are anticipated until we are able to implement our business plan and carry out suitable business opportunities. Our ability to continue as a going concern is subject to the ability of the Company to obtain funding from outside resources. Our management believes that we will be able to obtain funding to allow the Company to continue as a going concern through the methods described herein, although there can be no assurance that such methods will prove successful.

Results of Operations

We are still in our initial development stage and have generated no revenues to date. For the period from February 14, 2013 (inception) to March 31, 2018, the Company earned $0 in revenues. During the year ended March 31, 2018, the Company sought out prospective business opportunities and satisfied its continuing public company reporting requirements. We expect to continue to incur losses over the next twelve months at a rate comparable to the current annual period presented, or until such time as we are able to conclude the acquisition or development of a new business opportunity that produces net income.

During the fiscal year ended March 31, 2018, the Company incurred $330,850 in operating expenses, compared with $16,917 in operating expenses during the year ended March 31, 2017. The increase in operating expenses was attributed to increased legal and accounting expenses and general administrative expenses.

The Company incurred a net loss of $335,315 for the year ended March 31, 2018, compared with a net loss of $20,410 for the year ended March 31, 2017. The increase in net loss over the comparative annual periods can be attributed to an increase in operating expenses without generating any revenues to offset those expenses.

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and start-up costs that will offset any future operating profit. The Company believes that inflation has had a negligible effect on its operations over the past two fiscal years.

Liquidity and Capital Resources

Balance Sheets

As of March 31, 2018, the Company had $0 in cash and total assets of $1,387 (attributable to prepaid expense), compared with total cash of $0 and total assets of $0 as of March 31, 2017.

As of March 31, 2018, the Company had total liabilities of $198,221, compared with total liabilities of $53,485 as of March 31, 2017. The increase in total liabilities was due to an increase in accounts payable and amounts due to directors.

The Company had a working capital deficit of $125,661 as of March 31, 2018, compared with a working capital deficit of $53,485 as of March 31, 2017. The decrease in working capital was due to an increase in accounts payable and an increase in amounts due to our director.

As of March 31, 2018, our accumulated deficit was $420,820, compared to an accumulated deficit of $85,505 as of March 31, 2017.

The Company expended $0 on capital expenditures during the fiscal years ended March 31, 2018 and March 31, 2017, and had no commitments for material future capital expenditures or plans for the purchase or sale of any plant or equipment. The Company had no lines of credit or other bank financing arrangements in place as of March 31, 2018 and March 31, 2017.

Cash Flows

Cash Flows from Operating Activities

During the year ended March 31, 2018, the Company used $56,250 in cash for operating activities, compared with $17,785 for the year ended March 31, 2017. The increase in cash used for operating activities can be attributed to an increase in legal and accounting fees.

We expect to continue to use net cash flow in operating activities over the next twelve months, or until such time as the Company can generate sufficient revenue to transition to generating net cash flow from operations.

Cash Flows from Investing Activities

During the period from February 14, 2013 (inception) to March 31, 2018, the Company did not engage in any investing activities. Until such time as the Company is able to conclude the acquisition or development of a suitable business opportunity, we do not expect to use net cash flow in investing activities.

Cash Flows from Financing Activities

During the year ended March 31, 2018, the Company received $56,250 from financing activities, compared with $17,690 for the year ended March 31, 2017. The increase in cash from financing activities can be attributed to proceeds advanced by our director.

We expect to continue to use cash flow provided by financing activities to procure sufficient funds to maintain operations and carry out suitable business opportunities, including, without limitation, the proposed Share Exchange with Vortex.

Recent Developments and Non-Cash Transactions

In order to execute on our business plan, we will require additional working capital commensurate with the operational needs of our planned marketing and development efforts. Accordingly, we expect to use debt and/or equity financing to fund operations for the foreseeable future, including, without limitation, the sale of up to $2,500,000 of our capital stock pursuant to a private placement for the purpose of financing the contemplated ongoing operations of the Company and Vortex, as previously disclosed on our Current Report on Form 8-K filed with the SEC on April 2, 2018.

Pursuant to the terms of the LOI between the Company and Vortex, the Company agreed to conduct a private placement offering (the "Offering") of up to a maximum of $2,500,000 in Units of the Company's securities, with each "Unit" consisting of (i) one share of the Company's common stock and (ii) warrants to purchase one share of the Company's common stock, exercisable over a period of twelve (12) months. The warrants are being issued in two series – the Series A Warrants, which are exercisable at a price of $1.25 per share (subject to adjustment), and the Series B Warrants, which are exercisable at a price of $1.50 per share (subject to adjustment). On or about March 27, 2018, the Company sold and issued $750,000 in Units of shares of common stock and Series A Warrants to three purchasers pursuant to Securities Purchase Agreements, and entered into a Registration Rights Agreement with the purchasers. Pursuant to the terms of the Registration Rights Agreement, the Company is required to register the shares of common stock issued and the shares of common stock issuable upon exercise of the warrants with the SEC in an initial registration statement to be filed on or before the 90th day following the closing of the proposed Share Exchange. The proceeds of the Offering are being used in part to satisfy the Company's obligation to make certain advances to Vortex under the LOI, and in part for purposes of financing the Company's and Vortex's contemplated ongoing business and operations.

Pursuant to the LOI, we used the initial proceeds in the amount of $750,000 from the Offering to make an initial LOI Advance to Vortex pursuant to the terms of a secured promissory note and security agreement dated March 7, 2018. The principal amount of the promissory note, together with accrued interest at the rate of 8.25% per annum, shall become due and payable upon maturity, which is defined as the first to occur of (a) an event of default, including, without limitation, the failure of the parties to close the Share Exchange on or before June 8, 2018, in which case the Company may declare the note due and payable, (b) the closing of the Share Exchange, in which case the promissory note will be cancelled as an intercompany loan, or (c) six (6) months following the date of termination of the LOI by the Company.
As we had working capital deficiency in the amount of $125,661 as of March 31, 2018, we do not have sufficient working capital to enable us to carry out our stated plan of operations for the next twelve months. We anticipate that we will need at least $1,800,000 in debt or equity financing over the next twelve months to maintain operations. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operations and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. Any future sale of additional equity and debt securities will result in dilution to our current stockholders. We may also seek additional loans where the incurrence of indebtedness would result in increased debt service obligations and could require the Company to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand business operations and could harm our overall business prospects. Our inability to obtain sufficient funding to maintain operations will have a material adverse effect on our ability to fulfill our plan of operations and pursue suitable business opportunities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders and investors.

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 of the notes to our financial statements for the years ended March 31, 2018 and March 31, 2017. We believe the accounting policies utilized in preparing our financial statements conform to the generally accepted accounting principles in the United States ("US GAAP").
The preparation of financial statements in conformity with US GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates such estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.
As an emerging growth company, we have irrevocably opted out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Jumpstart Our Business Startups Act.

ITEM 7A   — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K, and are not required to provide the information required by this Item.

ITEM 8   — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the reports of our independent registered public accounting firm, and the notes thereto included elsewhere in this Annual Report on Form 10-K, which financial statements, reports, and notes are incorporated herein by reference.

ITEM 9   — CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A   — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer) to allow for timely decisions regarding required disclosure.

Our management, with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2018. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC's rules and forms. This conclusion is based on findings that constituted material weaknesses. The material weaknesses identified by our management are discussed in further detail below.

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with US GAAP.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO" - 2013) and SEC guidance on conducting such assessments. Management concluded, as of March 31, 2018, that our internal control over financial reporting was ineffective based on findings that constituted material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced evaluation, our management identified the following material weaknesses:
•
Lack of Appropriate Independent Oversight and Audit Committee. We do not have a formal audit committee with a financial expert, and therefore lack the board oversight role within the financial reporting process.

•
Failure to Segregate Duties. Our Board of Directors has not segregated duties within the Company's management team. We rely on one individual, our sole executive officer, to fill the role of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), rather than segregating duties among two or more members of management. This results in our sole executive officer being responsible for a broad range of duties that cannot be properly reconciled under a one-person management structure.

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

•	Related Party Disclosure. The Company has no formal control process related to the identification and approval of related party transactions.

Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis, and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds and other resources permit, such as (i) forming an audit committee made up of non-managerial directors, and (ii) segregating managerial duties by engaging an individual to serve as Chief Financial Officer (Principal Accounting Officer) who has a working knowledge of GAAP accounting.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ending March 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B   — OTHER INFORMATION

None.

 PART III

ITEM 10   — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Name	Age	Position
Angel Luis Reynoso Vasquez	44	Sole Director and President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Biographies

Angel Luis Reynoso Vasquez

Mr. Vasquez has over 15 years of experience in management positions in the real estate, internet and investment banking industries, with a primary focus on international business development functions and private equity and emerging markets. Mr. Vasquez served as Vice President, International Division, of Fortune International Group from 2015 through 2016. Prior to his experience with Fortune International Group, Mr. Vasquez served as Vice President of Long Term Bank of Japan (LTCB Latin America) from 2010 to 2015, and as Head of Emerging Markets Origination for Santander Investment Group from 2006 to 2010. Mr. Vasquez received a BA and MS in economics from Universidad Autonoma de Santo Domingo UASD – Dominican Republic. We believe Mr. Vasquez's experience in international business development, investments and emerging markets will be valuable to our Company as we continue to develop our business plan and evaluate business opportunities to grow our operations.

Terms of Office
The Company's directors are appointed for a one-year term to hold office until the next annual meeting of the Company's stockholders or until removed from office in accordance with our bylaws and the provisions of the Nevada Revised Statutes. Each of our directors holds office after the expiration of his or her term until his or her successor is elected and qualified, or until he or she resigns or is removed in accordance with the Company's bylaws and the provisions of the Nevada Revised Statutes.
Each of the Company's officers is appointed by the Company's Board of Directors and holds office until his or her successor is duly appointed and qualified or until his or her earlier resignation, removal by the Board of Directors or other disqualification from serving in such office.
Involvement in Certain Legal Proceedings
No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.
Committees of the Board
Our Board of Directors held no formal meetings during the fiscal year ended March 31, 2018. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to our bylaws and the Nevada Revised Statutes, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not currently have a policy regarding director attendance at meetings.
We do not currently have standing audit, nominating or compensation committees, or committees performing similar functions. Due to the size of our Board of Directors, we do not believe it is necessary to have standing audit, nominating or compensation committees at this time because the functions of such committees are adequately performed by our Board of Directors. We do not have an audit, nominating or compensation committee charter, as we do not currently have such committees. We do not currently have a policy for electing members to the Board.
Audit Committee
Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Exchange Act. Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act and will continue to do so until such time as a separate audit committee has been established. An audit committee typically reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of annual audits, fees to be paid to independent auditors, and internal accounting and financial control policies and procedures. Since we do not have a separate audit committee, these functions are currently performed by our sole director.

Board Leadership Structure and Role on Risk Oversight

Angel Luis Reynoso Vasquez currently serves as the Company's principal executive officer and sole director. The Company determined this leadership structure was appropriate for the Company due to our small size and limited operations and resources. The Board of Directors will continue to evaluate the Company's leadership structure and modify such structure, as appropriate, based on the size, resources and operations of the Company.
Section 16(a) Beneficial Ownership Reporting Compliance
We are currently not required to comply with the reporting requirements under Section 16(a) of the Exchange Act.
Family Relationships
There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.
Code of Ethics

In furtherance of the Company's commitment to maintain the highest standards of ethical conduct, promote integrity, deter wrongdoing, and comply with applicable laws, rules and regulations, our Board of Directors adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Exchange Act on June 14, 2018. The Company's Code of Ethics is applicable to all Company directors, officers and employees, and sets forth principles and guidelines governing how such individuals should conduct themselves as individuals and representatives of the Company. The foregoing description of the Company's Code of Ethics does not purport to be complete, and is qualified in its entirety by reference to the full text of the Code of Ethics attached hereto as Exhibit 14.1 and incorporated herein by reference.

ITEM 11   — EXECUTIVE COMPENSATION

Executive Compensation
The summary compensation table below shows certain compensation information for services rendered in all capacities to us by our principal executive officer and principal financial officer, and by each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal years ended March 31, 2018 and 2017. Other than as set forth below, no executive officer's total annual compensation exceeded $100,000 during our last fiscal period.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non Equity Incentive Plan Compensation ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Angel Luis Reynoso Vasquez (Principal Executive Officer and Principal Financial Officer)	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Myroslav Tsapaliuk (former Principal Executive Officer and Principal Financial Officer)	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Other than as set forth above, none of our executive officers received, nor do we have any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation.

Employment Agreements
We currently have no employment agreement in place with our sole executive officer, and the manner and amount of compensation for the above-referenced officer has not yet been determined.
Potential Payments Upon Termination or Change-in-Control
We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer's responsibilities following a change-in-control.
Director Compensation
We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not currently paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. Our bylaws provide that directors may be reimbursed for their expenses of attendance at meetings of the Board of Directors, and may be paid a fixed sum for attendance at such meetings or for their services as directors of the Company.

We currently have no agreement in place to compensate our sole director for the services he provides to the Company. As a result, we have omitted this table.

Stock Option Plans – Outstanding Equity Awards at Fiscal Year End

None.

Compensation Committee Interlocks and Insider Participation
No interlocking relationship exists between our Board of Directors and the Board of Directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.
ITEM 12   — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of July 11, 2018 with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially 5% or more of the outstanding shares of our common stock. To our knowledge, except as indicated in any footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage Beneficially Owned (2)
Directors and Executive Officers
Angel Luis Reynoso Vasquez 31C Principal Torre Alta, San Felipe, Puerto Plata, Dominican Republic EH009E3	11,250,000	53.57%
All Officers and Directors as a Group	11,250,000	53.57%
5% Holders
Angel Luis Reynoso Vasquez 31C Principal Torre Alta, San Felipe, Puerto Plata, Dominican Republic EH009E3	11,250,000	53.57%

(1)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)	Based on 21,000,000 shares of our common stock outstanding as of July 11, 2018.

Equity Compensation Plan Information

The Company has no active equity compensation plans and there are currently no outstanding options from any prior equity compensation plans.

Transfer Agent

Our transfer agent is Action Stock Transfer Corporation and is located at 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, UT 84121. Their telephone number is 801-274-1088.

ITEM 13   — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Other than as described herein, none of our officers or directors, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, more than 5% of our issued and outstanding common stock, nor any members of the immediately family of any of the foregoing persons, has any material interest in any transaction since the beginning of our last fiscal year or in any presently proposed transaction in which the Company was or is to be a participant and in which the amount involved exceeds the lesser of $120,000 or 1% of the average of the Company's total assets at year end for the last two fiscal years.

Effective February 8, 2018, Myroslav Tsapaliuk, our former sole executive officer and director, resigned from all positions as an officer and director of the Company. In connection with such resignation, Mr. Tsapaliuk surrendered 5,000,000 shares of our common stock previously held in his name. Angel Luis Reynoso Vasquez was appointed as a director and as President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer of the Company effective February 8, 2018, filling the vacancies created by the resignations of Mr. Tsapaliuk and Shawn Teigen, another former director of the Company. Effective March 7, 2018, our Board of Directors authorized and approved the issuance of 750,000 shares of our common stock to Mr. Vasquez in consideration for the services rendered to and on behalf of the Company. The approximate dollar value of the amount involved in the issuance of shares to Mr. Vasquez is $187,500.  The shares issued to Mr. Vasquez were valued at $0.25 per share, based on the per share value from the Company's November 2013 private placement offering, which was the last time the Company sold shares for cash to an independent third party. As a result of the surrender of shares by Mr. Tsapaliuk and the issuance of shares to Mr. Vasquez, Mr. Vasquez became the majority stockholder of the Company, holding approximately 53.57% of the Company's issued and outstanding common stock.

During the fiscal year ended March 31, 2018, Mr. Vasquez, our sole officer and director, advanced $71,173 to the Company for legal and audit expenses, filing fees, general administrative expenses and cash needs. These advances were made without specific terms of repayment.

Review, Approval or Ratification of Transactions with Related Persons
We rely on our Board of Directors to review related party transactions on an ongoing basis to prevent conflicts of interest. Our Board of Directors reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person's immediate family. Transactions are presented to our Board of Directors for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board of Directors finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board of Directors approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.
Director Independence
During the year ended March 31, 2018, we did not have any independent directors on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.
Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director's immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director's immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director's immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director's immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director's immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company's consolidated gross revenues.

ITEM 14   — PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table shows the fees paid or accrued by us for the audit and other services provided by the Company's principal accountant for the fiscal periods shown.

	March 31, 2018	March 31, 2017
Audit Fees	$8,400	$7,460
Audit — Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$8,400	$7,460

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements. Audit-related fees are fees charged by our auditors for assurance and other services that are not reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees."

In the absence of a formal audit committee, the Company's entire Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Exchange Act. The Board of Directors pre-approved 100% of the audit and audit-related services performed by the independent registered public accounting firm in the past fiscal year. The percentage of hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

 PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   Financial Statements and Financial Statement Schedules

(1)   Financial Statements are listed in the Index to Financial Statements of this report.

 (b)   Exhibits

The following exhibits are included as part of this report by reference:

3(i)	Amended and Restated Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K, as filed with the SEC on May 9, 2018).

3(ii)	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, as filed with the SEC on May 9, 2018).

10.1	Binding Letter of Intent dated March 7, 2018, by and between the Company and Vortex (incorporated by reference to our Current Report on Form 8-K, as filed with the SEC on March 13, 2018).

10.2	Secured Promissory Note by and between the Company and Vortex dated March 7, 2018 (incorporated by reference to our Current Report on Form 8-K, as filed with the SEC on March 13, 2018).

10.3	Security Agreement by and between the Company and Vortex dated March 7, 2018 (incorporated by reference to our Current Report on Form 8-K, as filed with the SEC on March 13, 2018).

10.4	Form of Securities Purchase Agreement (incorporated by reference to our Current Report on Form 8-K, as filed with the SEC on April 2, 2018).

10.5	Form of Series A Warrant (incorporated by reference to our Current Report on Form 8-K, as filed with the SEC on April 2, 2018).

10.6	Form of Series B Warrant (incorporated by reference to our Current Report on Form 8-K, as filed with the SEC on April 2, 2018).

10.7	Form of Registration Rights Agreement (incorporated by reference to our Current Report on Form 8-K, as filed with the SEC on April 2, 2018).

10.8*	First Amendment to Binding Letter of Intent dated March 30, 2018, by and between the Company and Vortex.

14.1*	Code of Ethics.

31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VORTEX BLOCKCHAIN TECHNOLOGIES INC./UA GRANITE CORPORATION

Dated: July 16, 2018	/s/ Angel Luis Reynoso Vasquez
By: Angel Luis Reynoso Vasquez
Its: President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Angel Luis Reynoso Vasquez	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	July 16, 2018
Angel Luis Reynoso Vasquez

VORTEX BLOCKCHAIN TECHNOLOGIES INC.
(FORMERLY UA GRANITE CORPORATION)

FINANCIAL STATEMENTS

TABLE OF CONTENTS

MARCH 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of UA Granite Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of UA Granite Corporation (the Company) as of March 31, 2018 and 2017 and the related statements of operations, stockholders' equity (deficiency), and cash flows for the two-year period ended March 31, 2018 and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017 and the results of its operations and its cash flows for the periods ended March 31, 2018 and 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered losses from operations which raise substantial doubt about its ability to continue as a going concern. Managements plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company's auditor since 2013.
 Houston, TX
July 16, 2018

Vortex Blockchain Technologies Inc.

(formerly UA Granite Corporation)
Balance Sheets

March 31, 2018 and March 31, 2017

	March 31, 2018	March 31, 2017

ASSETS

Current Assets
Cash	$0	$0
Prepaid expense	1,387	-
Total Assets	1,387	$0

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts Payable and Accrued Liabilities	89,078	592
Accounts Payable - Related Party	37,970	37,970
Due to Directors	71,173	14,923
Total Liabilities	198,221	53,485
Stockholders' Equity (Deficit)

Common Stock (75,000,000 shares authorized, par value 0.00001); 1,400,000 and 5,650,000 shares issued and outstanding as at March 31, 2018 and 2017, respectively	15	57
Stock to be issued	750,000	-
Stock receivable	(750,000)	0
Additional Paid in Capital	223,971	31,963
Accumulated deficit	(420,820)	(85,505)

Total Stockholders' Equity (Deficit)	(196,834))	(53,485)

Total Liabilities and Stockholders' Equity (Deficit)	1,387	$0

(The Accompanying Notes are an Integral Part of These Financial Statements)

Vortex Blockchain Technologies Inc.

(formerly UA Granite Corporation)

Statements of Operations

For the Years Ended March 31, 2018 and 2017

	Year Ended March 31, 2018	Year Ended March 31, 2017

Operating Expenses

Legal and accounting	$133,736	$7,206
Consulting	-	4,090
General and administrative	197,114	5,621

Total Operating Expenses	330,850	16,917

Other Expense
Imputed interest expense	4,465	3,493

Net Loss	$(335,315)	$(20,410)

Net Loss Per Common Share – Basic and Diluted	$(0.06)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	5,339,041	5,650,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Vortex Blockchain Technologies Inc.

(formerly UA Granite Corporation)

Statements of Cash Flows

For the Years Ended March 31, 2018 and 2017

	Year Ended March 31, 2018	Year Ended March 31, 2017

Operating Activities

Net loss	$(335,315)	$(20,410)
Adjustment to reconcile net loss to net cash used by operating activities:
Imputed interest	4,466	3,493

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	88,486	(868)
Shares Issued for Services	187,500	-
Prepaid expense	(1,387)	-
Net Cash Used in Operating Activities	(56,250)	(17,785)

Financing Activities

Proceeds from related parties	0	16,470
Proceeds from director	56,250	1,220
Net Cash Provided by Financing Activities	56,250	17,690

Increase (Decrease) in Cash		(95)

Cash - Beginning of Period	0	95

Cash - End of Period	0	$0

Supplemental Disclosure of Cash Flow information
Interest	$-	$-
Income taxes	$-	$-

Non-Cash Activity
Cancellation of Shares	50	-
Stock to be issued	750,000	-
Stock receivable	(750,000)	-

(The Accompanying Notes are an Integral Part of These Financial Statements)

Vortex Blockchain Technologies Inc.

(formerly UA Granite Corporation)

Statement of Changes in Stockholders' Equity (Deficit)

From March 31, 2016 to March 31, 2018

	Common Stock		Stock to be	Additional Paid	Accumulated
	Shares	Amount	issued	in Capital	Deficit	Total

Balances at March 31, 2016	5,650,000	$57	$-	$28,470	$(65,095)	$(36,568)
Imputed interest				3,493		3,493
Net loss	-	-		-	(20,410)	(20,410)
Balances at March 31, 2017	5,650,000	$57	$-	$31,963	$(85,505)	$(53,485)
Imputed interest				4,466		4,466
Cancellation of stock	(5,000,000)	$(50)		$50		-
Stock to be issued			(750,000)
Adjustment of Loan Receivable			750,000
Stock to be issued for Angel Luis Reynoso Vasquez	750,000	$7		$187,493		187,500
Net loss					(335,315)	(335,315)
Balances at March 31, 2018	1,400,000	$14	-	$223,972	$(420,820)	$(196,834)

(The Accompanying Notes are an Integral Part of These Financial Statements)

Vortex Blockchain Technologies Inc.

(formerly UA Granite Corporation)

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

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  As of March 31, 2018, the Company has a working capital deficiency, has not generated revenues and has accumulated losses since inception.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

Vortex Blockchain Technologies Inc.

(formerly UA Granite Corporation)

Notes to the Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at March 31, 2018 or March 31, 2017.

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

LOSS PER COMMON SHARE

The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of March 31, 2018 and March 31, 2017, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to ASC No. 820, "Fair Value Measurements and Disclosures", the Company is required to estimate the fair value of all financial instruments included on its balance sheets as of March 31, 2018 and 2017. The Company's financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Vortex Blockchain Technologies Inc.

(formerly UA Granite Corporation)

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

Vortex Blockchain Technologies Inc.

(formerly UA Granite Corporation)

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

Vortex Blockchain Technologies Inc.

(formerly UA Granite Corporation)

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

The Company currently has net operating loss carry forwards aggregating $351,260 (2017: $82,012), which expire through 2030. The deferred tax asset related to the carry forwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of March 31, 2018:

	2018	2017
Deferred tax assets	$73,765	$27,884
Valuation allowance for deferred tax assets	(73,765)	$(27,884)
Net deferred tax assets	$-	-

Vortex Blockchain Technologies Inc.

(formerly UA Granite Corporation)

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2018 and March 31, 2017:

Level 1: None
Level 2: None
Level 3: None
Total Gain (Losses): None

Vortex Blockchain Technologies Inc.

(formerly UA Granite Corporation)

Notes to the Financial Statements

NOTE 5 - RELATED PARTY TRANSACTIONS

A director has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of March 31, 2018, the director has advanced a total of $71,173 (2017: $14,923). The advances are without specific terms of repayment. Imputed interest of $1,436 and $1,107 was charged to additional paid in capital during the year ended March 31, 2018 and March 31, 2017, respectively.

A related entity has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of March 31, 2018, the related entity has advanced a total of $37,970 (2016: $37,970). The advances are without specific terms of repayment. Imputed interest of $3,029 and $2,386 was charged to additional paid in capital during the years ended March 31, 2018 and March 31, 2017, respectively.

NOTE 6 - COMMON STOCK

On February 14, 2013, the Company issued 5,000,000 common shares to  Myroslav  Tsapaliuk,  the founder of the Company.

On December 12, 2013, the Company issued 650,000 common shares in a registered offering to subscribers for total proceeds of $26,001.

On March 2, 2018, the Company cancelled 5,000,000 common shares issued to Myroslav Tsapaliuk, former director of the company. The shares, originally issued to Mr. Tsapaliuk at the time of the Company's incorporation, were valued at par value, or $0.00001 per share.

On March 7, 2018, the Company issued 750,000 common shares to Angel Luis Reynoso Vasquez, the President, CEO, Secretary and CFO of the Company. The shares were valued at $0.25 per share. The per share value is derived from the company's November 9, 2013 private placement, which is the last time the company sold shares for cash to an independant third party.

On March 27, 2018, the Company entered into subscription agreements with accredited investors for the  issuance of 50,001 shares for gross proceeds of $750,000, and the proceeds were sent diretly to Vortex Network, LLC, an Iowa limited liability company. The shares have not been issued as of March 31, 2018. The 50,001 shares are to be issued at later periods. As such, $750,000 are classified as stock receivable and stock to be issued as seperate accounts under shareholder's equity there by netting to zero.

As of March 31, 2018, the Company has issued 1,400,000 common shares.

Vortex Blockchain Technologies Inc.

(formerly UA Granite Corporation)

Notes to the Financial Statements

NOTE 7 – LETTER OF INTENT AND PROMISSORY NOTE

On March 7, 2018, the Company entered into a Binding Letter of Intent ("LOI") with Vortex Network, LLC, an Iowa limited liability company ("Vortex"), in connection with a proposed share exchange transaction between the Company and Vortex, whereby the Company will issue 65,000,000 shares of common stock to the existing members of Vortex in exchange for all the outstanding membership interests of Vortex.

Pursuant to the LOI, the Company advanced $750,000 to Vortex pursuant to the terms of a secured promissory note and security agreement dated March 7, 2018. The principal amount of the promissory note, together with accrued interest at the rate of 8.25% per annum, shall become due and payable upon maturity, which is defined as the first to occur of (a) an event of default, including, without limitation, the failure of the parties to close the share exchange 90 days from June 8, 2018, in which case the Company may declare the note due and payable, (b) the closing of the share exchange, in which case the promissory note will be cancelled as an intercompany loan, or (c) six (6) months following the date of termination of the LOI by the Company. As of March 31st, 2018, the net impact to financial statements is zero.

NOTE 8 – SUBSEQUENT EVENTS

On April 27, 2018, the Board of Directors and stockholders holding at least a majority of the outstanding shares of common stock of the Company, approved the amendment and restatement of the Company's Articles of Incorporation to change the Company's name to "Vortex Blockchain Technologies Inc." and increase the number of authorized shares of common stock from seventy-five million (75,000,000) shares to two hundred million (200,000,000) shares (the "Amended and Restated Articles"). The increase in authorized shares became effective as of May 15, 2018.

On April 27, 2018, the Company's Board of Directors and majority stockholders approved a 15-for-1 forward stock split of all of the Company's issued and outstanding shares of common stock (the "Stock Split"). The Stock Split increases the number of the Company's issued and outstanding common stock from 1,400,000 to 21,000,000. The Stock Split and the Company's name change became effective on May 31, 2018.