Form 10-Q
period 2018-06-30
Vortex Blockchain Technologies Inc.
filed 2018-08-14
CIK 1577882

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to __________

Commission file number: 333-189414

VORTEX BLOCKCHAIN TECHNOLOGIES INC.
 (Exact name of registrant as specified in its charter)

Nevada	80-0899451
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

31C Principal Torre Alta San Felipe, Puerto Plata Dominican Republic EH009E3
(Address of principal executive offices and zip code)

(809) 223-2353
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒Yes    No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at August 14, 2018
Common stock, $0.00001 par value	21,000,000

Vortex Blockchain Technologies Inc.

Form 10-Q

For the Three Months Ended June 30, 2018

FORWARD-LOOKING STATEMENTS
This Report on Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Annual Report on Form 10-K filed on July 16, 2018.
As used in this Form 10-Q, "we," "us," and "our" refer to Vortex Blockchain Technologies Inc. (formerly UA Granite Corporation), a Nevada corporation, which is also sometimes referred to as the "Company" herein.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

VORTEX BLOCKCHAIN TECHNOLOGIES INC.

FINANCIAL STATEMENTS
(UNAUDITED)

JUNE 30, 2018

VORTEX BLOCKCHAIN TECHNOLOGIES INC.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

JUNE 30, 2018

Balance Sheets as of June 30, 2018 (unaudited) and March 31, 2018	F - 2

Statements of Operations for the three-month periods ended June 30, 2018 and 2017 (unaudited)	F - 3

Statement of Changes in Stockholders' Deficit from March 31, 2016 through June 30, 2018	F - 4

Notes to the Financial Statements (unaudited)	F – 5

Vortex Blockchain Technologies Inc.
(formerly UA Granite Corporation)
Balance Sheets
June 30, 2018 and March 31, 2018

	June 30, 2018 (Unaudited)	March 31, 2018
ASSETS

Current Assets
Cash	$-	$-
Prepaid expense	-	1,387
Total Assets	$-	$1,387

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts Payable and Accrued Liabilities	248,275	89,078
Accounts Payable - Related Party	37,970	37,970
Due to Directors	76,043	71,173
Total Liabilities	362,288	198,221

Stockholders' Equity (Deficit)
Common Stock (200,000,000 shares authorized, par value 0.00001, 21,000,000 shares outstanding)	211	211
Stock to be issued	750,000	750,000
Stock receivable	(750,000)	(750,000)
Additional Paid in Capital	226,024	223,775
Accumulated deficit	(588,523)	(420,820)

Total Stockholders' Equity (Deficit)	(362,288)	(196,834)

Total Liabilities and Stockholders' Equity (Deficit)	$-	$1,387

(The Accompanying Notes are an Integral Part of These Financial Statements)

Vortex Blockchain Technologies Inc.
(formerly UA Granite Corporation)
Statements of Operations
For the Three-Month Periods Ended June 30, 2018 and 2017 (Unaudited)

	Three Month Period Ended June 30, 2018	Three Month Period Ended June 30, 2017

Operating Expenses
Legal and accounting	$162,559	$1,658
General and administrative	2,895	3,000
Total Operating Expenses	165,454	4,658

Other Expense
Imputed interest expense	2,249	1,043

Net Loss	$(167,703)	$(5,701)

Net Loss Per Common Share – Basic and Diluted	$(0.03)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	21,000,000	21,000,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Vortex Blockchain Technologies Inc.
(formerly UA Granite Corporation)
Statements of Cash Flows
For the Three-Month Periods Ended June 30, 2018 and 2017 (Unaudited)

	Three Month Period Ended June 30, 2018	Three Month Period Ended June 30, 2017

Operating Activities

Net loss	$(167,703)	$(5,701)
Adjustment to reconcile net loss to net cash used by operating activities:
Imputed interest	2,249	1,043
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	159,197	2,908
Shares Issued for Services	-	-
Prepaid expense	1,387	-
Net Cash Used in Operating Activities	(4,870)	(1,750)

Financing Activities
Proceeds from director	4,870	1,750
Net Cash Provided by Financing Activities	4,870	1,750

Increase (Decrease) in Cash	0	0

Cash - Beginning of Period	0	0

Cash - End of Period	$0	$0

Supplemental Disclosure of Cash Flow Information
Interest	$-	$-
Income taxes	$-	$-

(The Accompanying Notes are an Integral Part of These Financial Statements)

Vortex Blockchain Technologies Inc.
(formerly UA Granite Corporation)
Notes to the Financial Statements

NOTE 1 – NATURE OF OPERATIONS

DESCRIPTION OF BUSINESS AND HISTORY

Vortex Blockchain Technologies Inc., formerly UA Granite Corporation (the "Company") was incorporated on February 14, 2013 in the State of Nevada.

The Company does not have any revenues and has incurred losses since inception. Currently, the Company has no operations, has been issued a going concern opinion, and relies upon the sale of our securities and loans from its sole officer and director to fund operations.

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  As of June 30, 2018, the Company has a working capital deficiency, has not generated revenues and has accumulated losses since inception.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

RECLASSIFICATION

The 2018 financial statements have been reclassified to conform to the 2019 presentation.

Vortex Blockchain Technologies Inc.
(formerly UA Granite Corporation)
Notes to the Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at June 30, 2018 or March 31, 2018.

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

LOSS PER COMMON SHARE

The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of June 30, 2018 and March 31, 2018, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to ASC No. 820, "Fair Value Measurements and Disclosures", the Company is required to estimate the fair value of all financial instruments included on its balance sheets as of June 30, 2018 and March 31, 2018. The Company's financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

The Company currently has net operating loss carry forwards aggregating $586,274 (March 31, 2018: $351,260), which expire through 2030. The deferred tax asset related to the carry forwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of June 30, 2018:

	June 30, 2018	March 31, 2018
Deferred tax assets	$123,117	$73,765
Valuation allowance for deferred tax assets	(123,117)	$(73,765)
Net deferred tax assets	$-	-

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2018 and March 31, 2018:

Level 1: None
Level 2: None
Level 3: None
Total Gain (Losses): None

Vortex Blockchain Technologies Inc.
(formerly UA Granite Corporation)
Notes to the Financial Statements

NOTE 5 - RELATED PARTY TRANSACTIONS

A director has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of June 30, 2018, the director has advanced a total of $76,043 (March 31, 2018: $71,173). $4,870 of total advanced funds were made by current director, Angel Luis Reynoso Vasquez, during the current fiscal quarter as of June 30, 2018. The remaining advanced funds of $71,173 from prior reporting periods were made from former director, Myroslav Tsapaliuk. The advances are without specific terms of repayment. Imputed interest of $1,500 and $294 was charged to additional paid in capital during the three-month period ended June 30, 2018 and June 30, 2017, respectively.

A related entity has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of June 30, 2018, the related entity has advanced a total of $37,970 (March 31, 2018: $37,970). The advances are without specific terms of repayment. Imputed interest of $749 and $749 was charged to additional paid in capital during the three-month period ended June 30, 2018 and June 30, 2017, respectively.

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

On March 27, 2018, the Company entered into subscription agreements with accredited investors for the issuance of 50,001 shares for gross proceeds of $750,000, and the proceeds were sent diretly to Vortex Network, LLC, an Iowa limited liability company. The shares have not been issued as of June 30, 2018. The 50,001 shares are to be issued at later periods. As such, $750,000 are classified as stock receivable and stock to be issued as seperate accounts under shareholder's equity thereby netting to zero.

On April 27, 2018, the Board of Directors and stockholders holding at least a majority of the outstanding shares of common stock of the Company, approved the amendment and restatement of the Company's Articles of Incorporation to change the Company's name to "Vortex Blockchain Technologies Inc." and increase the number of authorized shares of common stock from seventy-five million (75,000,000) shares to two hundred million (200,000,000) shares. The increase in authorized shares became effective as of May 15, 2018.

On April 27, 2018, the Company's Board of Directors and majority stockholders approved a 15-for-1 forward stock split of all of the Company's issued and outstanding shares of common stock (the "Stock Split"). The Stock Split increased the number of the Company's issued and outstanding common stock from 1,400,000 to 21,000,000. The Stock Split and the Company's name change became effective on May 31, 2018.

As of June 30, 2018, the Company has issued 21,000,000 common shares.

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

Pursuant to the LOI, the Company advanced $750,000 to Vortex pursuant to the terms of a secured promissory note and security agreement dated March 7, 2018. The principal amount of the promissory note, together with accrued interest at the rate of 8.25% per annum, shall become due and payable upon maturity, which is defined as the first to occur of (a) an event of default, including, without limitation, the failure of the parties to close the share exchange 90 days from June 8, 2018, in which case the Company may declare the note due and payable, (b) the closing of the share exchange, in which case the promissory note will be cancelled as an intercompany loan, or (c) six (6) months following the date of termination of the LOI by the Company. As of June 30, 2018, the net impact to the financial statements is zero.

NOTE 8 – SUBSEQUENT EVENTS

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

On March 7, 2018, we entered into a Binding Letter of Intent (the "LOI") with Vortex Network, LLC, an Iowa limited liability company ("Vortex"), in connection with a proposed share exchange transaction between the Company and Vortex, whereby the Company will issue 65,000,000 shares of common stock to the existing members of Vortex in exchange for all the outstanding membership interests of Vortex (the "Share Exchange"). Effective March 30, 2018, the Company and Vortex entered into an amendment to clarify and amend certain terms set forth in the LOI and to extend the term of the LOI for a period of 90 days. Pursuant to the terms of the proposed Share Exchange, we will acquire all of the outstanding membership interests of Vortex in exchange for the issuance of 65,000,000 shares of common stock to the existing members of Vortex, and Vortex will become our wholly-owned subsidiary. Following the closing of the Share Exchange, the Company will be managed by Vortex's current management team, and our existing directors and officers will resign. If we are successful in closing the proposed Share Exchange, the business of Vortex will become our primary business. Vortex operates as a cryptocurrency holding company engaged in the business of mining crypto assets. If we are unable to close the proposed Share Exchange, we will need to consider other strategic alternatives for our Company.

Pursuant to the LOI, we made an initial LOI Advance in the amount of $750,000 to Vortex pursuant to the terms of a secured promissory note and security agreement dated March 7, 2018. The principal amount of the promissory note, together with accrued interest at the rate of 8.25% per annum, shall become due and payable upon maturity, which is defined as the first to occur of (a) an event of default, including, without limitation, the failure of the parties to close the Share Exchange on or before June 8, 2018, in which case the Company may declare the note due and payable, (b) the closing of the Share Exchange, in which case the promissory note will be cancelled as an intercompany loan, or (c) six (6) months following the date of termination of the LOI by the Company. The LOI contemplates an additional LOI Advance in the amount of $750,000 upon the completion by Vortex or the Company's waiver of certain conditions.

The Share Exchange is expected to be completed after the closing conditions set forth in a definitive agreement between the Company, Vortex and the members of Vortex have either been satisfied or waived by the appropriate party or parties thereto. The LOI contemplates that the definitive agreement will contain certain closing conditions typically found in an agreement of such nature, and the closing of the Share Exchange will be conditioned upon the approval by the members of Vortex. If we are able to close the Share Exchange as contemplated by the LOI, Vortex will become our wholly-owned subsidiary.

Our plan of operations over the next twelve months is to carry out a suitable business opportunity, with a primary focus on entering into a definitive agreement and completing the proposed Share Exchange with Vortex. We believe we will require a minimum of $1,800,000 in funding over the next twelve months to maintain current operations and pursue suitable business opportunities, including the proposed Share Exchange with Vortex.

Results of Operations

During the three-month period ended June 30, 2018, we focused on carrying out the Share Exchange with Vortex and satisfying our ongoing obligations as a public reporting company.

From February 14, 2013 (the date of our inception) to June 30, 2018, we have not earned any revenues. We expect to continue to incur losses over the next twelve months, or until we are able to identify, develop and carry out a new business opportunity that enables us to generate revenues.

Comparison of Three Months Ended June 30, 2018 and June 30, 2017

Our operations for the three-month periods ended June 30, 2018 and June 30, 2017 can be summarized as follows:

	Three Month Period Ended June 30, 2018	Three Month Period Ended June 30, 2017
Operating Expenses
Legal and accounting	$162,559	$1,658
General and administrative	2,895	3,000
Total Operating Expenses	165,454	4,658

Other Expense
Imputed interest expense	2,249	1,043
Net Loss	$(167,703)	$(5,701)

During the three-month period ended June 30, 2018, we incurred $165,454 in operating expenses, compared to $4,658 in operating expenses during the three-month period ended June 30, 2017. The increase in operating expenses can be attributed to an increase in legal and accounting expenses related to our recent name change, stock split, and the proposed Share Exchange with Vortex.

We incurred a net loss of $167,703 for the three-month period ended June 30, 2018, compared to a net loss of $5,701 for the three-month period ended June 30, 2017. The increase in net loss over the comparable three-month periods ended June 30, 2018 and 2017 can be attributed to an increase in operating expenses without generating any revenues to offset those expenses.

Liquidity and Capital Resources

Balance Sheets

As of June 30, 2018, we had $0 in cash and total assets of $0. As of March 31, 2018, we had $0 in cash and total assets of $1,387, which was attributable to a prepaid expense.

As of June 30, 2018, we had total liabilities in the amount of $362,288, compared to total liabilities in the amount of $198,221 as of March 31, 2018. The increase in our total liabilities and working capital deficit is due to an increase in accounts payable and accrued liabilities and amounts due to our director, as we had limited cash flows to repay outstanding obligations as they became due.

As of June 30, 2018, our accumulated deficit was $588,523, compared to an accumulated deficit of $420,820 as of March 31, 2018.

Cash Flows

Cash Used in Operating Activities

During the three-month period ended June 30, 2018, we used $4,870 in cash for operating activities, compared to $1,750 in cash used for operating activities during the three-month period ended June 30, 2017. The increase in the amount of cash used for operating activities relates primarily to an increase in the amount advanced by our sole executive officer and director during the period for operations.

Cash Used in Investing Activities

During the period from February 14, 2013 (inception) to March 31, 2018, the Company has not engaged in any investing activities. We expect to use cash for investing activities in future periods, when available. However, until we are able to conclude the acquisition or development of a suitable business opportunity, we do not anticipate using cash flows in investing activities.

Cash Flows from Financing Activities

During the three-month period ended June 30, 2018, we received $4,870 in cash from financing activities, compared to $1,750 in cash received from financing activities during the three-month period ended June 30, 2017. The proceeds received from financing activities during the three-month periods ended June 30, 2018 and June 30, 2017 were advances provided by management (our sole director and executive officer) to support our day-to-day activities.

Recent Developments and Future Financing Activities

In order to execute on our business strategy, we will require additional working capital. We anticipate that we will require a minimum of approximately $1,800,000 in debt and/or equity financing to proceed with our plan of operations over the next twelve months. As we had cash and working capital in the amount of $0 as of June 30, 2018, we do not have sufficient working capital to enable us to carry out our operations for the next twelve months.

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

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 of the notes to our financial statements for the three-month period ended June 30, 2018. We believe the accounting policies utilized in preparing our financial statements conform to the generally accepted accounting principles in the United States ("US GAAP").

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
Our management, with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2018. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced evaluation, our management identified the following material weaknesses:

•
Lack of Appropriate Independent Oversight and Audit Committee. We do not have a formal audit committee with a financial expert, and therefore lacks the board oversight role within the financial reporting process.

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

•	Related Party Transactions. Our Company has no formal process related to the identification and approval of related party transactions.

Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis, and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds permit, such as (i) forming an audit committee made up of non-managerial directors, and (ii) segregating managerial duties by engaging an individual to serve as Chief Financial Officer (Principal Accounting Officer) who has a working knowledge of GAAP accounting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
No.
3(i)	Amended and Restated Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K, as filed with the SEC on May 9, 2018).

3(ii)	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, as filed with the SEC on May 9, 2018).

31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORTEX BLOCKCHAIN TECHNOLOGIES INC.

Date: August 14, 2018	By:	/s/ Angel Luis Reynoso Vasquez
Angel Luis Reynoso Vasquez
President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)