Form 10-Q
period 2018-09-30
Vortex Blockchain Technologies Inc.
filed 2019-02-06
CIK 1577882

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

(809) 223-2353
 (Registrants telephone number, including area code)

N/A
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1)
has filed all reports required to be filed by
Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months
 (or for such shorter period that the registrant
was required to file such reports), and (2)
has been subject to such filing requirements
for the past 90 days.  	? Yes? No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
? Yes ? No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer
, a non-accelerated filer, a smaller reporting
 company or an emerging growth company.
See the definitions of large accelerated filer,
 accelerated filer, smaller reporting company and emerging growth company in
Rule 12b-2 of the Exchange Act.
?
Large accelerated filer
?
Accelerated filer
?
Non-accelerated filer

?
Smaller reporting company






?
Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ?
Indicate by check mark whether the
registrant is a shell company (
as defined in Rule 12b-2 of the Exchange Act).
?Yes? No
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.
Class

Outstanding at February 6, 2019
Common stock, $0.00001 par value

75,500,000





Vortex Blockchain Technologies Inc.

Form 10-Q

For the Three and Six Months
Ended September 30, 2018

INDEX


Page



PART I  FINANCIAL INFORMATION



Item 1.
Financial Statements (Unaudited)
3



Item 2.
Managements Discussion and Analysis of
Financial Condition and Results of Operations
16



Item 3.
Quantitative and Qualitative Disclosures
About Market Risk
19



Item 4.
Controls and Procedures
19



PART II  OTHER INFORMATION




Item 1.
Legal Proceedings
21



Item 1A.
Risk Factors
21



Item 2.
Unregistered Sales of Equity
Securities and Use of Proceeds
21



Item 3.
Defaults Upon Senior Securities
21


Item 4.
Mine Safety Disclosures
21



Item 5.
Other Information
21



Item 6.
Exhibits
21



Signatures
22





FORWARD-LOOKING STATEMENTS
       This Report on Form 10-Q
contains forward-looking statements
 within the meaning of the
safe harbor provisions of the
Private Securities Litigation
Reform Act of 1995. Reference
is made in particular to the
description of our plans and
objectives for future operations,
 assumptions underlying such plans
 and objectives, and other
forward-looking statements included
 in this report. Such statements may
 be identified by the use of
forward-looking terminology such
 as may, will, expect,
believe, estimate, anticipate,
 intend, continue, or similar
terms, variations of such terms or
the negative of such terms. Such
statements are based on managements
current expectations and are subject
to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.
Such statements address future events
 and conditions concerning, among
others, capital expenditures, earnings,
 litigation, regulatory matters,
liquidity and capital resources,
and accounting matters. Actual
results in each case could differ
 materially from those anticipated
in such statements by reason of
factors such as future economic
conditions, changes in consumer
demand, legislative, regulatory
and competitive developments in
markets in which we operate,
results of litigation, and other
circumstances affecting anticipated
revenues and costs, and the risk
factors set forth in our Annual Report
 on Form 10-K filed on July 16, 2018.

       As used in this Form 10-Q,
we, us, and our refer to
Vortex Blockchain Technologies Inc.
(formerly UA Granite Corporation),
a Nevada corporation, which is also
 sometimes referred to as the
Company herein.
YOU SHOULD NOT PLACE UNDUE R
ELIANCE ON THESE FORWARD LOOKING
STATEMENTS

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


PART I. FINANCIAL INFORMATION
Item 1.Financial Statements.



VORTEX BLOCKCHAIN TECHNOLOGIES INC.

FINANCIAL STATEMENTS
(UNAUDITED)

SEPTEMBER 30, 2018



VORTEX BLOCKCHAIN TECHNOLOGIES INC.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

SEPTEMBER 30, 2018




Balance Sheets as of
September 30, 2018 (unaudited)
 and March 31, 2018
F - 2


Statements of Operations for the
three and six month period ended
September 30, 2018 and 2017 (unaudited)
F - 3


Statements of Cash Flows for the six month period ended September 30, 2018 and 2017
 (unaudited)
F - 4


Notes to the Financial Statements (unaudited)
F - 5




F-1


Vortex Blockchain Technologies Inc.

(formerly UA Granite Corporation)

Balance Sheets

September 30, 2018 and March 31, 2018




September 30, 2018
(Unaudited)
March 31, 2018

ASSETS


Current Assets


Cash
$      -
$      -
Prepaid expense
-
1,387
Total Assets
$      -
$ 1,387



LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)


Current Liabilities


Accounts Payable and Accrued Liabilities
$      238,918
$     89,078
Accounts Payable - Related Party
39,470
37,970
Due to Directors
102,643
71,173
Total Liabilities
381,031
198,221
Stockholders Equity (Deficit)



Common Stock (200,000,000 shares authorized,
par value 0.00001, 21,000,000 shares outstanding)
211
211
Stock to be issued
750,000
750,000
Stock receivable
(750,000)
(750,000)
Additional Paid in Capital
228,829
223,775
Accumulated deficit
(610,071)
(420,820)



Total Stockholders Equity (Deficit)
(381,031)
)
(196,834)
)



Total Liabilities and Stockholders
Equity (Deficit)
$                 -
$        1,387




F-2
(The Accompanying Notes are an
Integral Part of These Financial Statements)
Vortex Blockchain Technologies Inc.

(formerly UA Granite Corporation)

Statements of Operations

For the Three and Six Month Period
Ended September 30, 2018 and 2017 (Unaudited)




Three Month
Period Ended
September 30,
2018

Six Month
Period Ended
September 30,
2018

Three Month
Period Ended
September 30,
2017

Six Month
Period Ended
September 30,
2017



Operating Expenses




Legal and accounting

$        15,873
$      178,432
$        41,134
$        42,792

General and administrative

2,871
5,766
1,200
4,200




Total Operating Expenses

                18,744
184,198

42,334

46,992



Other Expense



  Imputed interest expense

2,804
5,053
1,160
2,203

Net Loss

$    (21,548)
$    (189,251)

$     (43,494)

$     (49,195)




Net Loss Per Common Share  Basic and Diluted

$        (0.00)
$          (0.01)

   $  (0.00)

   $  (0.00)




Weighted Average Number of Common Shares Outstanding

21,000,000
21,000,000
             84,750,000
             84,750,000






F-3
(The Accompanying Notes are an
Integral Part of These Financial Statements)

Vortex Blockchain Technologies Inc.

(formerly UA Granite Corporation)

Statements of Cash Flows

For the Six Month Period
Ended September 30, 2018 and 2017 (Unaudited)



Six Month Period Ended September 30, 2018



Six Month Period Ended September 30, 2017



Operating Activities




Net loss
$          (189,251)
$          (49,195)
Adjustment to reconcile net loss to net cash used by operating activities:


Imputed interest
5,053
2,203



Changes in operating assets and liabilities:


Accounts payable and accrued liabilities
151,340
41,742
Prepaid expense
1,387




Net Cash Used in Operating Activities
(31,471)
(5,250)



Financing Activities





Proceeds from director
31,471
5,250
Net Cash Provided by Financing Activities
31,471
5,250



Increase (Decrease) in Cash
0
0



Cash - Beginning of Period
0
0



Cash - End of Period
$                       0
             $                    0



Supplemental Disclosure of Cash Flow information


Interest

$                     -
$                  -
Income taxes

$                     -
$                  -




F-4
(The Accompanying Notes are an Integral Part of These Financial Statements)




Vortex Blockchain Technologies Inc.

(formerly UA Granite Corporation)

Notes to the Financial Statements (unaudited)

NOTE 1  NATURE OF OPERATIONS

DESCRIPTION OF BUSINESS AND HISTORY

UA Granite Corporation (the Company)
was incorporated on February 14, 2013
in the State of Nevada.

The Company does not have any revenues
and has incurred losses since inception.
Currently, the Company has no operations, has been issued a going concern opinion, and relies upon the sale of our securities and loans from its sole officer and director to fund operations.

GOING CONCERN

These financial statements have been
prepared on a going concern basis,
which implies the Company will continue
to meet its obligations and continue
its operations for the next fiscal year.
Realization value may be substantially
different from carrying values as shown
and these financial statements do not
include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
As of September 30, 2018, the Company has a working capital deficiency, has not generated revenues and has accumulated losses since inception.
The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.
These factors raise substantial doubt
regarding the Companys ability to continue as a going concern.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements and related
notes are presented in accordance with
accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Companys fiscal year-end is March 31.

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




Vortex Blockchain Technologies Inc.

(formerly UA Granite Corporation)

Notes to the Financial Statements (unaudited)



NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Continued

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments
 with original maturities of three months or less when acquired, to be cash equivalents.
We had no cash equivalents at September 30, 2018 or March 31, 2018.


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

LOSS PER COMMON SHARE

The Company reports net loss per share in accordance with provisions of the FASB.
The provisions require dual presentation of basic and diluted loss per share.
Basic net loss per share excludes the
impact of common stock equivalents.
Diluted net loss per share utilizes the
average market price per share when
applying the treasury stock method in
 determining common stock equivalents.
As of September 30, 2018, and March 31, 2018, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to ASC No. 820, Fair Value Measurements and Disclosures, the Company is required to estimate the fair value of all financial instruments included on its balance sheets as of September 30, 2018 and March 31, 2018. The Companys financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.


Vortex Blockchain Technologies Inc.

(formerly UA Granite Corporation)

Notes to the Financial Statements (unaudited)


NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  Continued

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

The adoption of the pronouncement
did not have a material effect on the Companys consolidated financial statements.

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



Vortex Blockchain Technologies Inc.

(formerly UA Granite Corporation)

Notes to the Financial Statements (unaudited)

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  Continued

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




Vortex Blockchain Technologies Inc.

(formerly UA Granite Corporation)

Notes to the Financial Statements (unaudited)


NOTE 3  FAIR VALUE MEASUREMENTS

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

ASC 820-10 defines fair value as the
price that would be received to sell
an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
This standard is now the single source
in GAAP for the definition of fair value,
 except for the fair value of leased
property as defined in SFAS 13. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources
(observable inputs) and (2) an entitys
 own assumptions, about market participant assumptions, that are developed based on the best information available in the
circumstances (unobservable inputs).
The fair value hierarchy consists of
three broad levels, which gives the
highest priority to unadjusted quoted
 prices in active markets for identical
 assets or liabilities (Level 1) and the
 lowest priority to unobservable inputs
(Level 3). The three levels of the fair
value hierarchy under ASC 820-10 are described below:


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

The following presents the Company's fair
 value hierarchy for those assets and
liabilities measured at fair value on a
non-recurring basis as of
September 30, 2018 and March 31, 2018:

Level 1: None
Level 2: None
Level 3: None
Total Gain (Losses): None


Vortex Blockchain Technologies Inc.

(formerly UA Granite Corporation)

Notes to the Financial Statements (unaudited)


NOTE 4 - RELATED PARTY TRANSACTIONS

A director has advanced funds to us
for our legal, audit, filing fees, general office administration and cash needs.
As of September 30, 2018, the director
has advanced a total of $102,643 (2018: $71,173).
 $31,471 of total advanced funds were made by current director, Angel Luis Reynoso Vasquez, during the current fiscal quarter as of September 30, 2018. The remaining advanced funds of $71,173 from prior reporting periods were made from former director, Myroslav Tsapaliuk.
The advances are without specific terms of repayment.

A related entity has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs.
As of September 30, 2018, the related
entity has advanced a total of $37,970
(2018: $37,970). The advances are without specific terms of repayment.

During the six months ended September 30, 2018,
 and 2017, in connection with these related party loans, the Company imputed interest of $5,053 and $2,203, respectively, and recorded interest expense and an increase in additional paid-in capital.



Vortex Blockchain Technologies Inc.

(formerly UA Granite Corporation)

Notes to the Financial Statements (unaudited)


NOTE 5 - COMMON STOCK

On February 14, 2013, the Company issued
5,000,000 common shares to Myroslav Tsapaliuk, the founder of the Company.

On December 12, 2013, the Company issued 650,000 common shares in a registered offering to subscribers for total proceeds of $26,001.

On March 2, 2018, the Company cancelled 5,000,000 common shares issued to Myroslav Tsapaliuk, former director of the company. The shares, originally issued to Mr. Tsapaliuk at the time of the Companys incorporation, were v alued at par value, or $0.00001 per share.

On March 7, 2018, the Company issued 750,000 common shares to Angel Luis Reynoso Vasquez, the President, CEO, Secretary and CFO of the Company. The shares were valued at $0.25 per share. The per share value is derived from the companys November 9, 2013 private placement, which is the last time the company sold shares for cash to an independent third party.

On March 27, 2018, the Company entered into subscription agreements with accredited investors for the issuance of 50,001 shares for gross proceeds of $750,000, and the proceeds were sent diretly to Vortex Network, LLC, an Iowa limited liability company. The shares have not been issued as of March 31, 2018. The 50,001 shares
 are to be issued at later periods. As such, $750,000 are classified as stock receivable and stock to be issued as separate accounts under shareholders equity thereby netting to zero.

On April 27, 2018, the Board of Directors and stockholders holding at least a majority of the outstanding shares of common stock of the Company, approved the amendment and restatement of the C ompany's Articles of Incorporation to change the Company's name to "Vortex Blockchain Technologies Inc."
 and increase the number of authorized shares of common stock from seventy-five million (75,000,000) shares to two hundred million (200,000,000) shares
(the "Amended and Restated Articles"). The increase in authorized shares became effective as of May 15, 2018.

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

As of September 30, 2018, the Company has issued 21,000,000 common shares.



Vortex Blockchain Technologies Inc.

(formerly UA Granite Corporation)

Notes to the Financial Statements (unaudited)


NOTE 6  LETTER OF INTENT AND PROMISSORY NOTE

On March 7, 2018, the Company entered into a
Binding Letter of Intent (LOI) with
Vortex Network, LLC, an Iowa limited liability company (Vortex), in connection with a proposed share exchange transaction between the Company and Vortex, whereby the Company will issue
65,000,000 shares of common stock to the existing members of Vortex in exchange for all the outstanding membership interests of Vortex.

Pursuant to the LOI, the Company advanced $750,000
 to Vortex pursuant to the terms of a secured promissory note and security agreement dated March 7, 2018.
 The principal amount of the promissory note, together with accrued interest at the rate of 8.25% per annum, shall become due and payable upon maturity, which is defined as the first to occur of (a) an event of default, including, without limitation, the failure of the parties to close the share exchange 90 days from June 8, 2018, in which case the Company may declare the note due and payable, (b) the closing of the share exchange, in which case the promissory note will be cancelled as an intercompany loan, or (c) six (6) months following the date of termination of the LOI by the Company. As of September 30th, 2018, the net impact to financial statements is zero.

NOTE 7  SUBSEQUENT EVENTS

The Registrant entered into a Share Exchange Agreement with Vortex and the Selling Members on October 17, 2018
 (see Share Exchange Agreement in Managements
Discussion and Analysis of Financial Operations).
In connection with this Agreement, control of the Company has been assumed by the Management and Board of Directors of Vortex.

Pursuant to the Share Exchange Agreement, the new Board of Directors is:

Name

Position
Craig Bergman

Chief Executive Officer, President,
Chairman of the Board

Francis Keyes

Chief Financial Officer and Director

Devon Shaw

Chief Technology Officer and Director

Alexander Meluskey

Secretary and Director

Mary Lewis	Director

On September 30, 2018, the Company
had 21,000,000 shares outstanding and
750,000 shares receivable. In connection
 with the Share Exchange Agreement,
Angel Vasquez surrendered 11,250,000
shares of common stock for cancellation.
After this cancellation, the Company had 10,500,000 shares outstanding. At the closing of the Share Agreement, Vortex issued 65,000,000 shares of its common stock to the Selling Members in exchange for 100% of the Company. After the closing of the Share Exchange transaction, the company had 75,500,000 shares of common stock issued and outstanding.


F-12
Item 2. Managements Discussion and
Analysis of Financial Condition and
Results of Operations.

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

Overview

We were incorporated in the State of Nevada under the name UA Granite Corporation on February 14, 2013. Our Articles of
Incorporation initially authorized us to issue up to 75,000,000 shares of common stock, par value $0.00001 per share. On April 30, 2018, upon approval by our Board of Directors and majority stockholders on April 27, 2018, we filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State, with a delayed effective date of May 15, 2018, increasing the number of authorized shares of common stock from 75,000,000 shares to 200,000,000 shares.
In connection with the amendment and restatement of our Articles of Incorporation, our Board of Directors and majority stockholders also approved and adopted the Amended and Restated Bylaws of the Company on April 27, 2018. Effective
May 31, 2018, pursuant to our Amended and Restated Articles of Incorporation and upon completion of processing by the Financial
Industry Regulatory Authority (FINRA),
we changed the name of our Company from
UA Granite Corporation to
Vortex Blockchain Technologies Inc.
 in anticipation of a change of our
business plan and direction.
Also effective May 31, 2018, we effected a 15-for-1 forward stock split of all our issued and outstanding common stock, which increased the number of issued and outstanding shares of common stock from 1,400,000 to 21,000,000.

We are a development-stage company with
no revenues and no assets, and we have incurred losses since inception. Our limited start-up operations have consisted of the formation of our Company, development of our business plan, efforts to raise capital and maintaining our public company reporting requirements.
We originally intended to operate in the business of marketing and distributing finished granite products, but have since discontinued our efforts related to granite products due to economic and political difficulties. In October of 2018 we completed a reverse merger with
Vortex Network LLC, and are now operating as a cryptocurrency holding company engaged in the business of mining crypto assets.
In addition to its mining operation, Vortex has plans to develop a variety of applications in the cryptocurrency space, in both the software and hardware spheres, including cloud mining, blockchain hardware and software development, and a cryptocurrency wallet and exchange.

On March 7, 2018, we entered into a
Binding Letter of Intent (the LOI)
with Vortex Network, LLC, an Iowa limited liability company (Vortex), in connection with a proposed share exchange transaction between the Company and Vortex, whereby the Company will issue 65,000,000 shares of common stock to the existing members of Vortex in exchange for all the outstanding membership interests of
 Vortex (the Share Exchange).
Effective March 30, 2018, the
Company and Vortex entered into an
 amendment to clarify and amend certain
 terms set forth in the LOI and to extend the term of the LOI for a period of 90 days.
 Pursuant to the terms of the proposed
Share Exchange, we will acquire all of the
 outstanding membership interests of
Vortex in exchange for the issuance of
65,000,000 shares of common stock to the existing members of Vortex, and Vortex will become our wholly-owned subsidiary.
Following the closing of the Share Exchange,
 the Company will be managed by Vortexs
current management team, and our existing directors and officers will resign.
Vortex operates as a cryptocurrency holding
 company engaged in the business of mining crypto assets. If we are unable to close the proposed Share Exchange, we will need to consider other strategic alternatives for our Company.

Pursuant to the LOI, we made an initial
 LOI Advance in the amount of $750,000
to Vortex pursuant to the terms of a
secured promissory note and security
agreement dated March 7, 2018.
The principal amount of the promissory note, together with accrued interest at the rate of 8.25% per annum, shall become due and payable upon maturity, which is defined
as the first to occur of (a) an event of default, including, without limitation, the failure of the parties to close the Share Exchange on or before June 8, 2018, in which case the Company may declare the note due and payable, (b) the closing of the Share Exchange, in which case the promissory note will be cancelled as an intercompany loan, or (c) six (6) months following the date of termination of the LOI by the Company. The LOI contemplates an additional LOI Advance in the amount of
 $750,000 upon the completion by Vortex or the Companys waiver of certain conditions.

Effective September 25, 2018,
Vortex Blockchain Technologies Inc.
(formerly UA Granite Corporation),
a Nevada corporation (the Registrant),
entered into a Second Amendment to
Binding Letter of Intent (the Second LOI Amendment)
 with Vortex Network, LLC, an
Iowa limited liability company (Vortex).
The Second LOI Amendment further amends
the Binding Letter of Intent (the LOI)
entered into on March 7, 2018 by and between the Registrant and Vortex, as amended by the First Amendment to Binding Letter of Intent
(the First LOI Amendment) dated March 30, 2018.
The LOI, as amended by the First LOI Amendment
 and the Second LOI Amendment, relates to the proposed voluntary share exchange transaction
(the Exchange Transaction) among the Registrant,
Vortex and the existing members of Vortex
(the Selling Members), whereby the
Selling Members will exchange all of the outstanding membership interests of Vortex for 65,000,000 shares of common stock of the Registrant, and Vortex will become a wholly-owned subsidiary of the Registrant.
Vortex is a cryptocurrency holding company engaged in the business of mining crypto assets.

Pursuant to the terms of the Second LOI Amendment, the terms and conditions of the Exchange
Transaction has been set forth in a formal definitive agreement entered into on October 17, 2018.

In addition to extending the outside date
 for the definitive agreement, the Second
LOI Amendment (i) removed the Registrants obligation to make a second advance in the amount of $750,000 to Vortex, (ii) removed the Registrants obligation to conduct a future financing on a best efforts basis following the closing of the Exchange Transaction, and (iii) amended and restated the
capitalization table setting forth the
anticipated capitalization of the
Registrant after giving effect to the
proposed Exchange Transaction.

The foregoing description of the Second LOI
Amendment does not purport to be complete, and is qualified in its entirety by reference to the full text of the Second LOI Amendment filed as Exhibit 10.1 attached hereto and incorporated herein by reference.

Share Exchange Agreement

On October 17, 2018, the Registrant entered into a Share Exchange Agreement
(the Exchange Agreement) with Vortex and the
Selling Members. Pursuant to the terms and conditions of the Exchange Agreement, the Selling Members agreed to voluntarily exchange all of the outstanding membership interests of Vortex for 65,000,000 shares of common stock of the Registrant.
The Exchange Agreement was approved
by the boards of directors or managers o f each of the Registrant and Vortex, and by the Selling Members.

The Exchange Agreement includes
customary representations, warranties
 and covenants of the Registrant,
Vortex and the Selling Members made
to each other as of specific dates.
The assertions embodied in those
representations and warranties were
made solely for purposes of the
Exchange Agreement and are not
intended to provide factual, business,
 or financial information about the
Registrant, Vortex and the Selling Members.
Moreover, some of those representations and warranties (i) may not be accurate or complete as of any specified date,
(ii) may be subject to a contractual
standard of materiality different from
those generally applicable to stockholders or different from what a stockholder might view as material, (iii) may have been used for purposes of allocating risk among the Registrant, Vortex and the Selling Members, rather than establishing matters as facts, or (iv) may have been qualified by certain disclosures not reflected in the Exchange Agreement that were made to the other party in connection with the negotiation of the Exchange Agreement and generally were solely for the benefit of the parties to that agreement.
The Exchange Agreement should not be
read alone, but should instead be read
in conjunction with the other information regarding the Registrant and Vortex that has been, is or will be contained in, or incorporated by reference into, the
Forms 10-K, Forms 10-Q, Forms 8-K, proxy statements
 and other documents that the Registrant files with the Securities and Exchange Commission (the SEC).

The Exchange Agreement provides for the resignation of Angel Luis Reynoso Vasquez from all positions as an officer and director of the Registrant, and the appointment of new officers and directors, effective as of the closing of the Exchange
Transaction (the Closing).

Results of Operations

During the three-month period ended September 30, 2018,
 we focused on carrying out the Share Exchange with Vortex and satisfying our ongoing obligations as a public reporting company.

From February 14, 2013 (the date of our inception)
 to September 30, 2018, we have not earned any revenues. We expect to continue to incur losses over the next twelve months, or until we are able to identify, develop and carry out a new business opportunity that enables us to generate revenues.

Comparison of Three Months Ended September 30, 2018
 and September 30, 2017

Our operations for the three-month periods ended
 September 30, 2018 and September 30, 2017 can be summarized as follows:



Three Month Period
Ended September 30, 2018

Three Month Period
Ended September 30, 2017
Operating Expenses



Legal and accounting
$                   15,873
$                    41,134

General and administrative
2,871
1,200

Total Operating Expenses

18,744
42,334



Other Expense


 Imputed interest expense
2,804
1,160

Net Loss

$                 (21,548)
$                 (43,494)


During the three-month period ended
September 30, 2018, we incurred $18,744
in operating expenses, compared to $42,334 in operating expenses during the three-month period ended September 30, 2017. The decrease in operating expenses can be attributed to an decrease in legal and accounting expenses related to our recent name change, stock split, and the proposed Share Exchange with Vortex.

We incurred a net loss of $21,548 for the three-month period ended September 30, 2018, compared to a net loss of $43,494 for the three-month period ended September 30, 2017.
The decrease in net loss over the comparable three-month periods ended September 30, 2018 and 2017 can be attributed to an decrease in operating expenses without generating any revenues to offset those expenses.

Liquidity and Capital Resources

Balance Sheets

As of September 30, 2018, we had $0 in cash and total assets of $0. As of March 31, 2018, we had $0 in cash and total assets of $1,387, which was attributable to a prepaid expense.

As of September 30, 2018, we had total liabilities
 in the amount of $381,031, compared to
total liabilities in the amount of $198,221 as of March 31, 2018. The increase in our total liabilities and working capital deficit is due to an increase in accounts payable and accrued liabilities and amounts due to our director, as we had limited cash flows to repay outstanding obligations as they became due.

As of September 30, 2018, our accumulated deficit was $610,071, compared to an accumulated deficit of $420,820 as of March 31, 2018.

Cash Flows

Cash Used in Operating Activities

During the three-month period ended
September 30, 2018, we used $31,471 in cash
 for operating activities,
compared to $5,250 in cash used for operating
 activities during the three-month
period ended September 30, 2017.
The increase in the amount of cash used
for operating activities relates primarily to an increase in the amount advanced by our sole executive officer and director during the period for operations.

Cash Used in Investing Activities

During the period from February 14, 2013 (inception) to September 30, 2018, the Company has not engaged in any investing activities. We expect to use cash for investing activities in future periods, when available. However, until we are able to conclude the acquisition or development of a suitable business opportunity, we do not anticipate using cash flows in investing activities.

Cash Flows from Financing Activities

During the three-month period
ended September 30, 2018, we received $31,471
 in cash from financing activities,
compared to $5,250 in cash received from financing activities during the three-month period ended September 30, 2017.
The proceeds received from financing
activities during the three-month periods ended September 30, 2018 and September 30, 2017 were advances provided by management
(our sole director and executive officer) to support our day-to-day activities.

Recent Developments and Future Financing Activities

In order to execute on our business strategy, we will require additional working capital.
We anticipate that we will require a minimum of approximately $2,500,000 in debt and/or equity financing to proceed with our plan of operations over the next twelve months.
As we had cash and working capital in the amount of $0 as of September 30, 2018, we do not have sufficient working capital to enable us to carry out our operations for the next twelve months.

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

Critical Accounting Policies

Our financial statements are affected
by the accounting policies used and the
estimates and assumptions made by
management during their preparation.
A complete listing of these policies
is included in Note 2 of the notes to
our financial statements for the three-month
 period ended September 30, 2018.
We believe the accounting policies utilized
 in preparing our financial statements
conform to the generally accepted accounting principles in the United States (US GAAP).

The preparation of financial statements
in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. By their nature, these estimates are subject to an inherent degree of uncertainty, and actual results could differ from such estimates.
 The actual results experienced by our Company may differ materially and adversely from our Companys estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Item 3. Quantitative and Qualitative
Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed
 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported,
within the time period specified in the
rules and forms of the Securities and
Exchange Commission (the SEC).
Disclosure controls and procedures include,
 without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer
 (who is our Principal Executive Officer) and our Chief Financial Officer
(who is our Principal Financial Officer and
Principal Accounting Officer) to allow for timely decisions regarding required disclosure.
Our management, with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures
 (as defined by Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2018.
Based upon that evaluation, our Principal
Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SECs rules and forms.
 This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced evaluation, our management identified the following material weaknesses:

* Lack of Appropriate Independent Oversight and Audit Committee. We do not have a formal audit committee with a financial expert, and therefore lacks the board oversight role within the financial reporting process.

* Failure to Segregate Duties. We rely on one individual, our sole executive officer, to fill the role of
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), rather than segregating duties among two or more members of management.
This results in our sole executive officer being responsible for a broad range of duties that cannot be properly reconciled under a one-person management structure.

* Insufficient Accounting Resources and
Lack of Formal Policies and Procedures Necessary
 to Adequately Review Significant Accounting Transactions.
Our Company has insufficient internal accounting resources and personnel with sufficient knowledge of US GAAP rules and procedures to oversee our financial reporting and procedures.
We utilize a third party independent contractor for the preparation of our financial statements.
Although the financial statements and footnotes prepared by such third party independent contractor are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day-to-day operations of our Company, and may not be provided information from management on a timely basis to allow for adequate reporting and consideration of certain accounting transactions.
* Related Party Transactions. Our Company has no formal process related to the identification and approval of related party transactions.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ending September 30, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.



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


VORTEX BLOCKCHAIN TECHNOLOGIES INC.


Dated: February 6, 2019
By:
/s/ Craig Bergman
 Name:

Craig Bergman
 Title:
President, Chief Executive Officer



Exhibit 31

CERTIFICATION PURSUANT TO
EXCHANGE ACT RULES 13a-14(a) and 15d-14(a),
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Craig Bergman, certify that:

1.
I have reviewed this Quarterly Report on Form 10-Q of Vortex Blockchain Technologies Inc.
for the period ended September 30, 2018;

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

4.
I am responsible for establishing and maintaining
 disclosure controls and procedures
(as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:


(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;


(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;


(c)
Evaluated the effectiveness of the
Registrants disclosure controls and procedures
 and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and


(d)
Disclosed in this report any change in the Registrants internal control over financial reporting that occurred during the Registrants most recent fiscal quarter
(the Registrants fourth fiscal quarter
 in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrants internal control over
financial reporting; and

5.
I have disclosed, based on our most recent evaluation
 of internal control over financial reporting, to the Registrants auditors and the audit committee of the Registrants board of directors
(or persons performing the equivalent functions):


(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrants ability to record, process, summarize and report financial information; and


(b)
Any fraud, whether or not material,
that involves management or other employees who have
 a significant role in the Registrants internal control over financial reporting.


Date: February 6, 2019



By:
/s/ Craig Bergman

 Name:

Craig Bergman

 Title:
President, Chief Executive Officer

Exhibit 32
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY
ACT OF 2002

In connection with the Quarterly Report
of Vortex Blockchain Technologies Inc.
(the Company) on Form 10-Q for the
quarterly period ended September 30, 2018, as filed with the Securities and Exchange Commission on the date hereof (the Report), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

       (1) The Report fully complies
with the requirements of Section 13(a)
or 15(d) of the Securities Exchange Act of 1934;
and

       (2) The information contained in the
Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date:  February 6, 2019

By:
/s/ Craig Bergman
 Name:

Craig Bergman
 Title:
President, Chief Executive Officer



SAC 443004993v1

SAC 443004993v1

24