Form 10-Q
period 2018-12-31
Vortex Blockchain Technologies Inc.
filed 2020-03-10
CIK 1577882

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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


1401 Ohio Street
Des Moines, Iowa 50314
 (Address of principal executive offices and zip code)

(202) 213-1159
 (Registrant?s telephone number, including area code)

31C Principal Torre Alta
San Felipe, Puerto Plata
Dominican Republic EH009E3
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  	? Yes   ? No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (?232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
? Yes   ? No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of ?large accelerated filer,? ?accelerated filer,? ?smaller reporting company? and ?emerging growth company? in Rule 12b-2 of the Exchange Act.
?
 Large
accelerated
filer
?
 Accelerate
d filer
?
 Non-
accelerated
filer

?
 Smaller
reporting company






?
 Emerging
growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ?
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
?Yes    ?No
Indicate the number of shares outstanding of each of the issuer?s classes of common stock, as of the latest practicable date.
Class

Outstanding at March 10, 2020
Common stock, $0.00001 par
value

75,500,000







Vortex Blockchain Technologies Inc.

Form 10-Q

For the Three and Nine Months Ended December 31, 2018

INDEX


Page



PART I ? FINANCIAL INFORMATION




Item 1.
Financial Statements (Unaudited)
3



Item 2.
Management?s Discussion and Analysis of Financial
Condition and Results of Operations
16



Item 3.
Quantitative and Qualitative Disclosures About Market Risk
19



Item 4.
Controls and Procedures
19



PART II ? OTHER INFORMATION




Item 1.
Legal Proceedings
22



Item
1A.
Risk Factors
22



Item 2.
Unregistered Sales of Equity Securities and Use of
Proceeds
22



Item 3.
Defaults Upon Senior Securities
22



Item 4.
Other Information
22



Item 5.
Exhibits
22



Signatures
23



?
FORWARD-LOOKING STATEMENTS
      This Report on Form 10-Q contains forward-looking statements within the meaning of the ?safe harbor? provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as ?may,? ?will,? ?expect,? ?believe,? ?estimate,? ?anticipate,? ?intend,? ?continue,? or similar terms, variations of such terms or the negative of such terms. Such statements are based on management?s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Annual Report on Form 10-K filed on July 16, 2018.
      As used in this Form 10-Q, ?we,? ?us,? and ?our? refer to Vortex Blockchain Technologies Inc. (formerly UA Granite Corporation), a Nevada corporation, which is also sometimes referred to as the ?Company? herein.
YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING
STATEMENTS
      The forward-looking statements made in this report on Form 10-Q relate only to events or information as of the date on which the statements are made in this report on Form 10-Q. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents incorporated by reference, completely and with the understanding that our actual future results may be materially different from what we expect or hope.




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.







VORTEX BLOCKCHAIN TECHNOLOGIES INC.

FINANCIAL STATEMENTS
(UNAUDITED)

DECEMBER 31, 2018


?
VORTEX BLOCKCHAIN TECHNOLOGIES INC.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

DECEMBER 31, 2018




Balance Sheet as of December 31, 2018 (unaudited)
F - 2


Statements of Operations for the three month and nine month periods ended December 31, 2018 and December 31, 2017
(unaudited)
F - 3


Statements of Cash Flows for the nine month period ended
December 31, 2018 and December 31, 2017 (unaudited)
F - 4


Notes to the Financial Statements (unaudited)
F - 5








































F-1?


Vortex Blockchain Technologies
Balance Sheet
As of December 31, 2018






December 31,
2018
March 31,
2018*
Cash and Cash Equivalents
 $
39
 $
308,387
Property, Plant and
Equipment, net

536,822

1,154,487
Other Assets

39,360

39,360
Total Assets
 $
576,221
 $
1,502,234



Accounts Payable
 $
381,031
 $
744,397
Current Liabilities

228,752

79,797
Long Term Liabilities

15,739

-
Total Liabilities

625,522

824,194



Common Stock

-

-
Additional Paid-in Capital

893,518

751,017
Accumulated Deficit

(942,819)

(72,977)
Total Equity

(49,301)

678,040
Total Liabilities and Equity
 $
576,221
 $
1,502,234







*YE March 2018 no longer compares to YE 2018 formerly UA Granite the shell company as filed July 16, 2018, and now reflects the merger and acquisition of the assets of Vortex Network. See 8-K filing October 22, 2018.




















F-2
(The Accompanying Notes are an Integral Part of These Financial
Statements)


Vortex Blockchain Technologies Inc.

Statements of Operations

For the Three and Nine Month Period Ended December 31, 2018 and
2017 (Unaudited)






Nine Months Ending
Three Months Ending

December 31,
2018
December 31
2017*
December 31,
2018
December 31
2017*
Revenue
 $
81,200
 $
-
 $
-
 $
-





Operating
Expenses

699,691

43,000

146,066

42,000





Interest
Expense

-

2,000

-

1,000





Net loss
 $
(618,491)
 $
(45,000)
 $
(146,066)
 $
(43,000)





Shares
outstanding

75,500,000

21,000,000

75,500,000

21,000,000





EPS
 $
(0.01)
 $
(0.00)
 $
(0.00)
 $
(0.00)



*Note:  2017 reflects the former UA Granite Shell.

























F-3
(The Accompanying Notes are an Integral Part of These Financial
Statements)
?

Vortex Blockchain Technologies Inc.

(Statements of Cash Flows)

For the Nine Month Period Ended December 31, 2018 and 2017
(Unaudited)



Nine Months Ending

December 31, 2018
December 31,
2017*
Net Loss
 $
(618,491)
 $
-



Adjustments to reconcile net loss
to net cash used


by operating activities:


Disposal of PPE

744,397
              -
Transaction Costs

-

Changes in Assets/Liabilities:


  Other Assets

-

-
  Accounts Payable

(363,366)

-
  Other Liabilities

(86,657)

-
Cash Used in Operating Activities

(324,117)

-






Capital Expenditures

(126,732)

-
Cash Used in Investing Activities

(126,732)

-



Proceeds from Director

142,501

-
Notes Payable

-

-



Cash provided by Financing
Activities

142,501

-



Increase (Decrease) in Cash

(308,348)

-



Cash Beginning

308,387

-
Cash Ending

39

-
Change in Cash for Period
 $
(308,348)
 $
-


*Note: December 31, 2017 financials not presented due to immateriality of UA Granite former shell position at this time.













F-4
(The Accompanying Notes are an Integral Part of These Financial
Statements)





Vortex Blockchain Technologies Inc.

Notes to the Financial Statements (unaudited)

NOTE 1 ? NATURE OF OPERATIONS

DESCRIPTION OF BUSINESS AND HISTORY

Vortex Blockchain Technologies, Inc (the ?Company?) was incorporated on February 14, 2013 in the State of Nevada as UA
Granite Corporation, and a reverse merger with Vortex Network, LLC was completed on October 17, 2018.

The Company mined and sold bitcoins and had modest revenues but has incurred losses since inception. Currently, the Company is engaged in software development, and bitcoin mining, has been issued a going concern opinion, and relies primarily upon the sale of our securities and loans from its CEO and directors to fund operations.

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As of December 31, 2018, the Company has a working capital deficiency, had generated limited revenue, and has accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise some doubt regarding the Company?s ability to continue as a going concern.

NOTE 2 ? SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company?s fiscal year-end is March 31.

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


RECLASSIFICATION

The 2017 and 2018 financial statements have been reclassified to conform to the 2019 post-merger presentation.








Vortex Blockchain Technologies Inc.

(Notes to the Financial Statements (unaudited)



NOTE 2 ? SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ? Continued

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at December 31, 2018.


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

LOSS PER COMMON SHARE

The Company reports net loss per share in accordance with provisions of the FASB. The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of December 31, 2018, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to ASC No. 820, ?Fair Value Measurements and Disclosures?, the Company is required to estimate the fair value of all financial instruments included on its balance sheets as of December 31, 2018. The Company?s financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.





















Vortex Blockchain Technologies Inc.

(Notes to the Financial Statements (unaudited)


NOTE 2 ? SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ? Continued

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

The adoption of the pronouncement did not have a material effect on the Company?s consolidated financial statements.

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













Vortex Blockchain Technologies Inc.

(Notes to the Financial Statements (unaudited)

NOTE 2 ? SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ? Continued

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





















Vortex Blockchain Technologies Inc.

(Notes to the Financial Statements (unaudited)


NOTE 3 ? FAIR VALUE MEASUREMENTS

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

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity?s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

?
Level
1
Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.


 ?
Level
2
Inputs other than quoted prices included within Level
1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets;
quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.











 ?
Level
3
 Inputs that are both significant to the fair value
measurement and   unobservable. These inputs rely on
management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and include the Company's own data.)

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2018:

Level 1: None
Level 2: None
Level 3: None
Total Gain (Losses): None









Vortex Blockchain Technologies Inc.

(Notes to the Financial Statements (unaudited)


NOTE 4 - RELATED PARTY TRANSACTIONS

A director has advanced funds to the Company for our legal, audit, filing fees, general office administration and operating cash needs. As of December 31, 2018, the director has advanced a total of $8,680. Total advanced funds were made by current director, Craig Bergman, during the current fiscal quarter as of December 31, 2018. The advances are without specific terms of repayment.




















































Vortex Blockchain Technologies Inc.

(Notes to the Financial Statements (unaudited)


NOTE 5 - COMMON STOCK


As of December 31, 2018, the Company has issued 75,500,000 common shares. No additional shares have been issued since the merger was completed.














































Vortex Blockchain Technologies Inc.

(Notes to the Financial Statements (unaudited)


NOTE 6 ? MERGER AND SHARE EXCHANGE

In October 2018, the Company completed the merger and share exchange transaction between the Company and Vortex Network, LLC, whereby the Company issued 65,000,000 shares of common stock to the existing members of Vortex in exchange for all the outstanding membership interests of Vortex.


NOTE 7 ? SUBSEQUENT EVENTS

The Registrant entered into a Share Exchange Agreement with Vortex and the Selling Members on October 17, 2018 (see Share Exchange Agreement in Management?s Discussion and Analysis of Financial Operations). In connection with this Agreement, control of the Company has been assumed by the Management and Board of Directors of Vortex.

Pursuant to the Share Exchange Agreement, the new Board of Directors is:

Name

Position
Craig Bergman

Chief Executive Officer, President,
Chairman of the Board
Francis Keyes

Chief Financial Officer and Director
Devon Shaw
Alexander
Meluskey

Chief Technology Officer and Director
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

























Item 2. Management?s Discussion and Analysis of Financial
Condition and Results of Operations.

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

Overview

We were incorporated in the State of Nevada under the name ?UA Granite Corporation? on February 14, 2013. Our Articles of Incorporation initially authorized us to issue up to 75,000,000 shares of common stock, par value $0.00001 per share. On April 30, 2018, upon approval by our Board of Directors and majority stockholders on April 27, 2018, we filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State, with a delayed effective date of May 15, 2018, increasing the number of authorized shares of common stock from 75,000,000 shares to 200,000,000 shares. In connection with the amendment and restatement of our Articles of Incorporation, our Board of Directors and majority stockholders also approved and adopted the Amended and Restated Bylaws of the Company on April 27, 2018. Effective May 31, 2018, pursuant to our Amended and Restated Articles of Incorporation and upon completion of processing by the Financial Industry Regulatory Authority (?FINRA?), we changed the name of our Company from ?UA Granite Corporation? to ?Vortex Blockchain Technologies Inc.? in anticipation of a change of our business plan and direction. Also effective May 31, 2018, we effected a 15-for-1 forward stock split of all our issued and outstanding common stock, which increased the number of issued and outstanding shares of common stock from 1,400,000 to 21,000,000.

We are a development-stage company with limited revenues and less than one million dollars in assets, and we have incurred losses since inception. Our limited start-up operations have consisted of the formation of our Company, development of our business plan, efforts to raise capital and maintaining our public company reporting requirements. In October of 2018 we completed a reverse merger with Vortex Network LLC and are now operating as a cryptocurrency holding company engaged in the business of mining crypto assets. In addition to its mining operation, Vortex is developing a variety of applications in the cryptocurrency space, in both the software and hardware spheres, including cloud mining, blockchain hardware and software development, and a cryptocurrency wallet and exchange.

Share Exchange Agreement

On October 17, 2018, the Registrant entered into a Share Exchange Agreement (the ?Exchange Agreement?) with Vortex and the Selling Members. Pursuant to the terms and conditions of the Exchange Agreement, the Selling Members agreed to voluntarily exchange all of the outstanding membership interests of Vortex for 65,000,000 shares of common stock of the Registrant. The Exchange Agreement was approved by the boards of directors or managers of each of the Registrant and Vortex, and by the Selling Members.

The Exchange Agreement includes customary representations, warranties and covenants of the Registrant, Vortex and the Selling Members made to each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the Exchange Agreement and are not intended to provide factual, business, or financial information about the Registrant, Vortex and the Selling Members. Moreover, some of those representations and warranties (i) may not be accurate or complete as of any specified date, (ii) may be subject to a contractual standard of materiality different from those generally applicable to stockholders or different from what a stockholder might view as material, (iii) may have been used for purposes of allocating risk among the Registrant, Vortex and the Selling Members, rather than establishing matters as facts, or (iv) may have been qualified by certain disclosures not reflected in the Exchange Agreement that were made to the other party in connection with the negotiation of the Exchange Agreement and generally were solely for the benefit of the parties to that agreement. The Exchange Agreement should not be read alone, but should instead be read in conjunction with the other information regarding the Registrant and Vortex that has been, is or will be contained in, or incorporated by reference into, the Forms 10-K, Forms 10-Q, Forms 8-K, proxy statements and other documents that the Registrant files with the Securities and Exchange Commission (the ?SEC?).

The Exchange Agreement provides for the resignation of Angel Luis Reynoso Vasquez from all positions as an officer and director of the Registrant, and the appointment of new officers and directors, effective as of the closing of the Exchange Transaction (the ?Closing?).



Results of Operations

During the three-month period ended December 31, 2018, we focused on carrying out the Share Exchange with Vortex and satisfying our ongoing obligations as a public reporting company.

From February 14, 2013 (the date of our inception) to December 31, 2018, we have earned limited revenues. We expect to continue to incur losses over the next twelve months, or until we are able to fully develop and carry out our new business opportunity that enables us to generate sufficient operating revenues.

Comparison of Three Months Ended December 31, 2018 and December
31, 2017

Our operations for the three-month periods ended December 31, 2018 and December 31, 2017 can be summarized as follows:



December 31,
2018
December 31
2017*
Revenue
 $
-
 $
-



Operating
Expenses

146,066

42,000



Interest
Expense

-

1,000



Net loss
 $
(146,066)
 $
(43,000)


*Note:  2017 reflects the former UA Granite Shell.

During the three-month period ended December 31, 2018, we incurred $146,006 in operating expenses, compared to $42,000 in operating expenses during the three-month period ended December 31, 2017. The increase in operating expenses can be attributed to an increase in legal and accounting expenses related to merger and assuming the operations of Vortex Network and their existing staff.

We incurred a net loss of $146,066 for the three-month period ended December 31, 2018, compared to a net loss of $43,000 for the three-month period ended December 31, 2017. The increase in net loss over the comparable three-month periods ended December 31, 2018 and 2017 can be attributed to an increase in operating expenses without generating sufficient revenues to offset those expenses.

Liquidity and Capital Resources

Balance Sheets

As of December 31, 2018, we had $39 in cash and total assets of $576,221. As of March 31, 2018, we had $308,387 in cash and total assets of $1,502,234. The assets are primarily infrastructure and bitcoin mining equipment acquired in the merger.

As of December 31, 2018, we had total liabilities in the amount of $625,522 compared to total liabilities in the amount of $824,194 as of March 31, 2018. The decrease in our total liabilities and increase in our working capital deficit is due to an increase in accounts payable and accrued liabilities and amounts due to our director, as we had limited cash flows to repay outstanding obligations as they became due.

As of December 31, 2018, our accumulated deficit was $942,819, compared to an accumulated deficit of $72,977 as of March 31, 2018. The change is attributed to the merger with Vortex Network, LLC which are now entirely part of the Company Vortex Blockchain Technologies, Inc.




Cash Flows

Cash Used in Operating Activities

During the three-month period ended December 31, 2018, we used
$324,117 in cash for operating activities. We cannot compare these to the UA Granite previous shell company?s 2017 YE as they are now immaterial in nature.

Cash Used in Investing Activities

During the period from February 14, 2013 (inception) to December
31, 2018, the Company has not engaged in any investing activities. We expect to use cash for investing activities in future periods, when available.

Cash Flows from Financing Activities

During the three-month period ended December 31, 2018, we received $142,501 in cash from financing activities. The proceeds received from financing activities during the nine-month period ended December 31, 2018 were advances provided by management to support our day-to-day activities and assets acquired from Vortex Network in the merger.

Recent Developments and Future Financing Activities

In order to execute on our business strategy, we will require additional working capital. We anticipate that we will require a minimum of approximately $2,500,000 in debt and/or equity financing to proceed with our plan of operations over the next twelve months. As we had negative cash and working capital in the amount of $609,744 as of December 31, 2018, we do not have sufficient working capital to enable us to carry out our operations for the next twelve months.

We expect to use debt and/or equity financing to fund operations for the foreseeable future, including, without limitation, the sale of at least $2,500,000 of our capital stock pursuant to a private placement for the purpose of financing the contemplated ongoing operations of the Company and Vortex, as previously disclosed on our Current Report on Form 8-K filed with the SEC on October 22, 2018.

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

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 of the notes to our financial statements for the three-month period ended December 31, 2018. We believe the accounting policies utilized in preparing our financial statements conform to the generally accepted accounting principles in the United States (?US GAAP?).

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. By their nature, these estimates are subject to an inherent degree of uncertainty, and actual results could differ from such estimates. The actual results experienced by our Company may differ materially and adversely from our Company?s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.



Item 3. Quantitative and Qualitative Disclosures About Market
Risk.

As a ?smaller reporting company?, we are not required to provide the information required by this Item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the ?Exchange Act?), is recorded, processed, summarized and reported, within the time period specified in the rules and forms of the Securities and Exchange Commission (the ?SEC?). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer) to allow for timely decisions regarding required disclosure.
Our management, with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2018. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC?s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis.

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

Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis, and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds permit, such as forming an audit committee made up of non-managerial directors.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting outside of the management change reflected in the merger, have occurred during the quarter ending December 31, 2018. These management changes have not materially affected, or are not reasonably likely to materially affect, our internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of
Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Other Information.

None.

Item 5. Exhibits.

Referenc
es

Description
No.












31*

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.



32*

Certification of Chief Executive Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002.




* Filed herewith.


?


SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


VORTEX BLOCKCHAIN TECHNOLOGIES INC.


Dated: March 10, 2020
By:
/s/ Craig Bergman
  Name
:

Craig Bergman
  Titl
e:
President, Chief Executive
Officer




Exhibit 31

CERTIFICATION PURSUANT TO
EXCHANGE ACT RULES 13a-14(a) and 15d-14(a),
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Craig Bergman, certify that:

1.
I have reviewed this Quarterly Report on Form 10-Q of Vortex
Blockchain Technologies Inc. for the period ended December 31,
2018;

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


(c)
Evaluated the effectiveness of the Registrant?s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation;
and


(d)
Disclosed in this report any change in the Registrant?s internal control over financial reporting that occurred during the Registrant?s most recent fiscal quarter (the
Registrant?s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant?s internal control over financial reporting; and

5.
I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant?s auditors and the audit committee of the Registrant?s board of directors (or persons performing the equivalent functions):


(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant?s ability to record, process, summarize and report financial information; and


(b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant?s internal control over financial reporting.


Date: March 10, 2020



By:
/s/ Craig Bergman

  Name:

Craig Bergman

  Title:
President, Chief Executive
Officer




Exhibit 32
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Vortex Blockchain Technologies Inc. (the ?Company?) on Form 10-Q for the quarterly period ended December 31, 2018, as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1)           The Report fully complies with the
requirements of Section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

      (2)           The information contained in the Report
fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date:  March 10, 2020

By:
/s/ Craig Bergman

  Name:

Craig Bergman
  Title:
President, Chief
Executive Officer