Form 10-K
period 2019-03-31
Vortex Blockchain Technologies Inc.
filed 2020-03-10
CIK 1577882

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

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
Dominican Republic EH009E3
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  	? Yes
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (?232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
? Yes
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of ?large accelerated filer,? ?accelerated filer,? ?smaller reporting company? and ?emerging growth company? in Rule 12b-2 of the Exchange Act.


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

Form 10-K


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




Item 1.
Legal Proceedings
21



Item
1A.
Risk Factors
21



Item 2.
Unregistered Sales of Equity Securities and Use of
Proceeds
21



Item 3.
Defaults Upon Senior Securities
21



Item 4.
Other Information
21



Item 5.
Exhibits
21



Signatures
22



?
FORWARD-LOOKING STATEMENTS
      This Report on Form 10-K contains forward-looking statements within the meaning of the ?safe harbor? provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as ?may,? ?will,? ?expect,? ?believe,? ?estimate,? ?anticipate,? ?intend,? ?continue,? or similar terms, variations of such terms or the negative of such terms. Such statements are based on management?s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our previous reports.
      As used in this Form 10-K, ?we,? ?us,? and ?our? refer to Vortex Blockchain Technologies Inc. (formerly UA Granite Corporation), a Nevada corporation, which is also sometimes referred to as the ?Company? herein.
YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING
STATEMENTS
      The forward-looking statements made in this report on Form 10-K relate only to events or information as of the date on which the statements are made in this report on Form 10-K. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents incorporated by reference, completely and with the understanding that our actual future results may be materially different from what we expect or hope.




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.







VORTEX BLOCKCHAIN TECHNOLOGIES INC.

FINANCIAL STATEMENTS
(UNAUDITED)

MARCH 31, 2019


?
VORTEX BLOCKCHAIN TECHNOLOGIES INC.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

MARCH 31, 2019




Balance Sheet as of March 31, 2019 (unaudited)
F - 2


Statements of Operations for the Twelve month period ended
March 31, 2019 and 2018 (unaudited)
F - 3


Statements of Cash Flows for the Twelve month period ended
March 31, 2019 and 2018 (unaudited)
F - 4


Notes to the Financial Statements (unaudited)
F - 5








































F-1
?


Vortex Blockchain Technologies
Balance Sheet
As of March 31, 2019






March 31, 2019
March 31, 2018*
Cash and Cash Equivalents
 $
41,708
 $
308,387
Property, Plant and
Equipment, net

536,822

1,154,487
Other Assets

39,360

39,360
Total Assets
 $
617,890
 $
1,502,234



Accounts Payable
 $
379,216
 $
744,397
Current Liabilities

264,773

79,797
Long Term Liabilities

15,739

-
Total Liabilities

659,728

824,194



Common Stock

-

-
Additional Paid-in Capital

1,043,517

751,017
Accumulated Deficit

(1,085,355)

(72,977)
Total Equity

(41,838)

678,040
Total Liabilities and Equity
 $
617,890
 $
1,502,234



*YE March 2018 no longer compares to YE 2018 formerly UA Granite the shell company as filed July 16, 2018, and now reflects the merger and acquisition of the assets of Vortex Network. See 8-K filing October 22, 2018.






















F-2
(The Accompanying Notes are an Integral Part of These Financial
Statements)





Vortex Blockchain Technologies Inc.

Statements of Operations

For the Years Ended March 31, 2019 and 2018 (Unaudited)





Year Ending
March 31, 2019
Year Ending
March 31, 2018
Year Ending
March 31, 2017
Revenue
 $
87,568
 $
-
 $
-




Operating
Expenses

848,595

196,493

20




Interest
Expense

-

-

-




Net loss
 $
(761,027)
 $
(196,493)
 $
(20)




Shares
outstanding

75,500,000

75,500,000

21,000,000




EPS
 $
(0.01)
 $
(0.00)
 $
(0.00)



Note: March 2017 reflects UAG shell prior to merger.  March 2018
/ 2019 reflects Vortex Network and Vortex Blockchain respectively.






























F-3
(The Accompanying Notes are an Integral Part of These Financial
Statements)




Vortex Blockchain Technologies Inc.

(Statements of Cash Flows

For the Year Ended March 31, 2019 and 2018 (Unaudited)



Year End

March 31,
2019
March 31,
2018
Net Loss
 $
(761,027)
 $
(196,493)



Adjustments to reconcile net loss
to net cash used


by operating activities:


Disposal of PPE

744,397

-
Transaction Costs

(251,351)
-
Changes in Assets/Liabilities:


  Other Assets

-

39,360
  Accounts Payable

(365,181)

744,397
  Other Liabilities

200,715

122,924
Cash (Used in) Provided by
Operating Activities

(432,447)

710,188



Capital Expenditures

(126,732)

(1,154,487)
Cash Used in Investing Activities

(126,732)

(1,154,487)



Proceeds from Director

292,500

751,017
Notes Payable


-



Cash provided by Financing
Activities

292,500

751,017



Increase (Decrease) in Cash

(266,679)

306,718



Cash Beginning

308,387

1,669
Cash Ending

41,708

308,387
Change in Cash for Period
 $
(266,679)
 $
306,718




F-4
(The Accompanying Notes are an Integral Part of These Financial
Statements)




Vortex Blockchain Technologies Inc.

(Notes to the Financial Statements (unaudited)

NOTE 1 ? NATURE OF OPERATIONS

DESCRIPTION OF BUSINESS AND HISTORY

Vortex Blockchain Technologies, Inc (the ?Company?) was incorporated on February 14, 2013 in the State of Nevada as UA
Granite Corporation, and a reverse merger with Vortex Network, LLC was completed on October 17, 2018.

The Company has limited revenues to date but has incurred losses since inception. Currently, the Company is engaged in software development, and bitcoin mining, has been issued a going concern opinion, and relies primarily upon the sale of our securities and loans from its CEO and directors to fund operations.

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As of March 31, 2019, the Company has a working capital deficiency, has generated limited revenues and has accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise some doubt regarding the Company?s ability to continue as a going concern.

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

Vortex Blockchain Technologies Inc.

(Notes to the Financial Statements (unaudited)



NOTE 2 ? SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ? Continued

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had $41,708 cash equivalents at March 31, 2019.


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

LOSS PER COMMON SHARE

The Company reports net loss per share in accordance with provisions of the FASB. The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of March 31, 2019, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to ASC No. 820, ?Fair Value Measurements and Disclosures?, the Company is required to estimate the fair value of all financial instruments included on its balance sheets as of March 31, 2019. The Company?s financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2019:

Level 1: None
Level 2: None
Level 3: None
Total Gain (Losses): None

Vortex Blockchain Technologies Inc.

(Notes to the Financial Statements (unaudited)


NOTE 4 - RELATED PARTY TRANSACTIONS

A director has advanced funds to the Company for our legal, audit, filing fees, general office administration and operating cash needs. As of March 31, 2019, the director has advanced a total of $44,700. Total advanced funds were made by current director, Craig Bergman, during the current fiscal year as of March 31, 2018. The advances are without specific terms of repayment.


















































F-10
?


Vortex Blockchain Technologies Inc.

(Notes to the Financial Statements (unaudited)


NOTE 5 - COMMON STOCK


As of March 31, 2019, the Company has issued 75,500,000 common shares. No additional shares have been issued since the merger was completed.














































F-11




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

























F-12



Item 2. Management?s Discussion and Analysis of Financial
Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

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

We are a development-stage company with limited current revenues, approximately half a million dollars in assets, and we have incurred losses since inception. Our limited start-up operations have consisted of the formation of our Company, development of our business plan, efforts to raise capital and maintaining our public company reporting requirements. In October of 2018 we completed a reverse merger with Vortex Network LLC and are now operating as a cryptocurrency holding company engaged in the business of mining crypto assets. In addition to its mining operation, Vortex Network was developing a variety of applications in the cryptocurrency space, in both the software and hardware spheres, including cloud mining, blockchain hardware and software development, and a cryptocurrency wallet and exchange.

Share Exchange Agreement

On October 17, 2018, the Registrant entered into a Share Exchange Agreement (the ?Exchange Agreement?) with Vortex Network and the Selling Members. Pursuant to the terms and conditions of the Exchange Agreement, the Selling Members agreed to voluntarily exchange all of the outstanding membership interests of Vortex for 65,000,000 shares of common stock of the Registrant. The Exchange Agreement was approved by the boards of directors or managers of each of the Registrant and Vortex, and by the Selling Members.

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





Results of Operations

During the year ended March 31, 2019, we focused on internal development of our hardware and software plans, limited bitcoin mining, and satisfying our ongoing obligations as a public reporting company.

From February 14, 2013 (the date of our inception) to March 31,
2019, we have earned only limited revenues. We expect to continue to incur losses over the next twelve months, or until we are able to fully develop and carry out our new business opportunity that enables us to generate revenues.

Comparison of Year Ended March 31, 2019 and March 31, 2018

Our operations for the year ended March 31, 2019 and March 31, 2018 can be summarized as follows:


Year Ending
March 31, 2019
Year Ending
March 31, 2018
Revenue
 $
87,568
 $
-



Operating Expenses

848,595

196,493



Interest Expense

-

-



Net loss
 $
(761,027)
 $
(196,493)




During the year ended March 31, 2019, we incurred $848,595 in operating expenses, compared to $196,493 in operating expenses during the year ended March 31, 2018. The increase in operating expenses can be attributed to an increase in legal and accounting expenses related to merger and assuming the operations of Vortex Network and their existing staff.

We incurred a net loss of $761,027 for the year ended March 31, 2019, compared to a net loss of $196,493 for the year ended March 31, 2018. The increase in net loss over the comparable years ended March 31, 2019 and 2018 can be attributed to an increase in operating expenses without generating sufficient revenues to offset those expenses.

Liquidity and Capital Resources

Balance Sheets

As of March 31, 2019, we had $41,708 in cash and total assets of $617,890. As of March 31, 2018, we had $308,387 in cash and total assets of $1,502,234. The assets are primarily infrastructure and bitcoin mining equipment.

As of March 31, 2019, we had total liabilities in the amount of $659,728, compared to total liabilities in the amount of $824,194 as of March 31, 2018. The decrease in our total liabilities and increase in our working capital deficit is due to an increase in accounts payable and accrued liabilities and amounts due to our director, as we had limited cash flows to repay outstanding obligations as they became due.

As of March 31, 2019, our accumulated deficit was $1,085,355 compared to an accumulated deficit of $72,977 as of March 31, 2018. The change is attributed to assets held by the merger company Vortex Network, LLC which are now entirely part of the Company Vortex Blockchain Technologies, Inc.






Cash Flows

Cash Used in Operating Activities

During the year ended March 31, 2019, we used $432,447 in cash for operating activities, compared to $710,188 in cash provided for operating activities during the year ended March 31, 2018. The increase in the amount of cash used for operating activities relates primarily from the acquisition of assets in the merger. We cannot compare these to the previous shell company?s 2017 YE as they are now meaningless.

Cash Used in Investing Activities

During the period from February 14, 2013 (inception) to March
31, 2019, the Company has not engaged in any investing activities. We expect to use cash for investing activities in future periods, when available.

Cash Flows from Financing Activities

During the year ended March 31, 2019, we received $292,500 in cash from financing activities, compared to $751,017 in cash received from financing activities during the year ended March 31, 2018. The proceeds received from financing activities during the year ended March 31, 2019 and March 31, 2018 were advances provided by management to support our day-to-day activities and assets acquired from Vortex Network in the merger.

Recent Developments and Future Financing Activities

In order to execute on our business strategy, we will require additional working capital. We anticipate that we will require a minimum of approximately $2,500,000 in debt and/or equity financing to proceed with our plan of operations over the next twelve months. As we had negative cash and working capital in the amount of $ 602,281 as of March 31, 2019, we do not have sufficient working capital to enable us to carry out our operations for the next twelve months.

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

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 of the notes to our financial statements for the year ended March 31, 2019. We believe the accounting policies utilized in preparing our financial statements conform to the generally accepted accounting principles in the United States (?US GAAP?).

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

Item 3. Quantitative and Qualitative Disclosures About Market
Risk.

As a ?smaller reporting company?, we are not required to provide the information required by this Item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the ?Exchange Act?), is recorded, processed, summarized and reported, within the time period specified in the rules and forms of the Securities and Exchange Commission (the ?SEC?). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer) to allow for timely decisions regarding required disclosure.
Our management, with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2019. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2019 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC?s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis.

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



Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting outside of the management change reflected in the merger, have occurred during the year ending March 31, 2019. These management changes have not materially affected, or are not reasonably likely to materially affect, our internal control over financial reporting.

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


Dated: March 10, 2020
By:
/s/ Craig Bergman
  Name
:

Craig Bergman
  Titl
e:
President, Chief Executive
Officer




Exhibit 31

CERTIFICATION PURSUANT TO
EXCHANGE ACT RULES 13a-14(a) and 15d-14(a),
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Craig Bergman, certify that:

1.
I have reviewed this Annual Report on Form 10-K of Vortex
Blockchain Technologies Inc. for the period ended March 31,
2019;

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

  Name:

Craig Bergman

  Title:
President, Chief Executive
Officer


Exhibit 32
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Vortex Blockchain
Technologies Inc. (the ?Company?) on Form 10-K for year ended
March 31, 2019, as filed with the Securities and Exchange
Commission on the date hereof (the ?Report?), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

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



SAC 443004993v1
SAC 443004993v1
1