Form 10-Q
period 2019-06-30
Vortex Blockchain Technologies Inc.
filed 2020-03-11
CIK 1577882

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Outstanding at March 11, 2020
Common stock, $0.00001 par
value

75,500,000







Vortex Blockchain Technologies Inc.

Form 10-Q

For the Three Months Ended June 30, 2019

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




Item 1.
Legal Proceedings
21



Item
1A.
Risk Factors
21



Item 2.
Unregistered Sales of Equity Securities and Use of
Proceeds
21



Item 3.
Defaults Upon Senior Securities
21



Item 4.
Other Information
21



Item 5.
Exhibits
21



Signatures
22



?

FORWARD-LOOKING STATEMENTS
      This Report on Form 10-Q contains forward-looking statements within the meaning of the ?safe harbor? provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as ?may,? ?will,? ?expect,? ?believe,? ?estimate,? ?anticipate,? ?intend,? ?continue,? or similar terms, variations of such terms or the negative of such terms. Such statements are based on management?s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Annual Report on Form 10-K filed on March 10, 2020.
      As used in this Form 10-Q, ?we,? ?us,? and ?our? refer to Vortex Blockchain Technologies Inc., a Nevada corporation, which is also sometimes referred to as the ?Company? herein.
YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING
STATEMENTS

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






PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.







VORTEX BLOCKCHAIN TECHNOLOGIES INC.

FINANCIAL STATEMENTS
(UNAUDITED)

JUNE 30, 2019


?



VORTEX BLOCKCHAIN TECHNOLOGIES INC.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

JUNE 30, 2019




Balance Sheet as of June 30, 2019 (unaudited)
F - 2


Statements of Operations for the three-month periods ended
June 30, 2019 and June 30, 2018 (unaudited)
F - 3


Statements of Cash Flows for the three-month periods ended
June 30, 2019 and June 30, 2018 (unaudited)
F - 4


Notes to the Financial Statements (unaudited)
F - 5







































F-1


Vortex Blockchain Technologies
Balance Sheet
As of June 30, 2019







June 30, 2019
March 31, 2019
Cash and Cash Equivalents
 $
1,188
 $
41,708
Property, Plant and
Equipment, net

536,822

536,822
Other Assets

39,360

39,360
Total Assets
 $
577,370
 $
617,890



Accounts Payable
 $
378,987
 $
379,216
Current Liabilities

273,772

264,773
Long Term Liabilities

15,739

15,739
Total Liabilities

668,498

659,728



Common Stock

-

-
Additional Paid-in Capital

1,079,517

1,043,517
Accumulated Deficit

(1,170,645)

(1,085,355)
Total Equity

(91,128)

(41,838)
Total Liabilities and Equity
 $
577,370
 $
617,890




























F-2
(The Accompanying Notes are an Integral Part of These Financial
Statements) ?



Vortex Blockchain Technologies Inc.

Statements of Operations

For the Three Month Period Ended June 30, 2019 and 2018
(Unaudited)







Three Months Ending

June 30, 2019
June 30, 2018
Revenue
 $
16,500
 $
-



Operating
Expenses

101,790

279,459



Net loss
 $
(85,290)
 $
(279,459)



Shares
outstanding

75,500,000

75,500,000



EPS
 $
(0.00)
 $
(0.00)





























F-3
(The Accompanying Notes are an Integral Part of These Financial
Statements)





Vortex Blockchain Technologies Inc.

(Statements of Cash Flows)

For the Three Month Period Ended June 30, 2019 and 2018
(Unaudited)




Three Months Ending

June 30,
2019
June 30, 2018
Net Loss
 $
(85,290)
 $
(279,459)



Adjustments to reconcile net loss
to net cash used


by operating activities:


Changes in Assets/Liabilities:


  Accounts Payable

(229)

-
  Other Liabilities

8,999
8723
Cash Used in Operating Activities

(76,520)

(270,736)






Capital Expenditures

-

(75,982)
Cash Used in Investing Activities

-

(75,982)



Proceeds from Director

36,000

40,000



Cash provided by Financing
Activities

36,000

40,000



Decrease in Cash

(40,520)

(306,718)



Cash Beginning

41,708

308,387
Cash Ending

1,188

1,669
Change in Cash for Period
 $
(40,520)
 $
(306,718)
















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

The Company has limited revenue to date and has incurred losses since inception. Currently, the Company is engaged in software and hardware development, bitcoin mining, fintech, cyber security, and A.I., has been issued a going concern opinion, and relies primarily upon the sale of our securities and loans from its CEO and directors to fund operations.

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As of June 30, 2019, the Company has a working capital deficiency, has generated limited revenues and has accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise some doubt regarding the Company?s ability to continue as a going concern.

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










Vortex Blockchain Technologies Inc.

(Notes to the Financial Statements (unaudited)



NOTE 2 ? SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ? Continued

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had $1,188 in cash and cash equivalents at June 30, 2019.


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

LOSS PER COMMON SHARE

The Company reports net loss per share in accordance with provisions of the FASB. The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of June 30, 2019, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to ASC No. 820, ?Fair Value Measurements and Disclosures?, the Company is required to estimate the fair value of all financial instruments included on its balance sheets as of June 30, 2019. The Company?s financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.























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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2019:

Level 1: None
Level 2: None
Level 3: None
Total Gain (Losses): None











Vortex Blockchain Technologies Inc.

(Notes to the Financial Statements (unaudited)


NOTE 4 - RELATED PARTY TRANSACTIONS

A director has advanced funds to the Company for our legal, audit, filing fees, general office administration and operating cash needs. As of June 30, 2019, the director has advanced a total of $36,000. Total advanced funds were made by current director, Craig Bergman, as of June 30, 2019. The advances are without specific terms of repayment.





















































Vortex Blockchain Technologies Inc.

(Notes to the Financial Statements (unaudited)


NOTE 5 - COMMON STOCK


As of June 30, 2019, the Company has issued 75,500,000 common shares. No additional shares have been issued since the merger was completed.














































Vortex Blockchain Technologies Inc.

(Notes to the Financial Statements (unaudited)




NOTE 6 ? SUBSEQUENT EVENTS

N/A


















































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

Overview

We were incorporated in the State of Nevada under the name ?UA Granite Corporation? on February 14, 2013. Our Articles of Incorporation initially authorized us to issue up to 75,000,000 shares of common stock, par value $0.00001 per share. On April 30, 2018, upon approval by our Board of Directors and majority stockholders on April 27, 2018, we filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State, with a delayed effective date of May 15, 2018, increasing the number of authorized shares of common stock from 75,000,000 shares to 200,000,000 shares. In connection with the amendment and restatement of our Articles of Incorporation, our Board of Directors and majority stockholders also approved and adopted the Amended and Restated Bylaws of the Company on April 27, 2018. Effective May 31, 2018, pursuant to our Amended and Restated Articles of Incorporation and upon completion of processing by the Financial Industry Regulatory Authority (?FINRA?), we changed the name of our Company from ?UA Granite Corporation? to ?Vortex Blockchain Technologies Inc.? in anticipation of a change of our business plan and direction. Also, effective May 31, 2018, we effected a 15-for-1 forward stock split of all our issued and outstanding common stock, which increased the number of issued and outstanding shares of common stock from 1,400,000 to 21,000,000.

We are a development-stage company with limited current revenues and approximately one half million dollars in assets, and we have incurred losses since inception. Our limited start-up operations have consisted of the formation of our Company, development of our business plan, efforts to raise capital and maintaining our public company reporting requirements. In October of 2018 we completed a reverse merger with Vortex Network LLC and are now operating as a cryptocurrency holding company engaged in the business of mining crypto assets. In addition to its mining operation, Vortex is developing a variety of applications in the cryptocurrency space, in both the software and hardware spheres, including cloud mining, blockchain hardware and software development, and a cryptocurrency wallet and exchange. Vortex is also developing software and hardware focusing on cyber security and AI.

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

Results of Operations

During the three-month period ended June 30, 2019, we focused on limited bitcoin mining, development of our software and hardware future plans, and satisfying our ongoing obligations as a public reporting company.

From February 14, 2013 (the date of our inception) to June 30, 2019, we have earned limited revenues. We expect to continue to incur losses over the next twelve months, or until we are able to fully develop and carry out our business opportunities that enables us to generate sufficient revenues.

Comparison of Three Months Ended June 30, 2019 and June 30, 2018

Our operations for the three-month periods ended June 30, 2019 and June 30, 2018 can be summarized as follows:



Three Months Ending

June 30, 2019
June 30, 2018
Revenue
 $
16,500
 $
-



Operating
Expenses

101,790

279,459



Net loss
 $
(85,290)
 $
(279,459)




During the three-month period ended June 30, 2019, we incurred
$101,790 in operating expenses, compared to $279,459 in operating expenses during the three-month period ended June 30, 2018. The decrease in operating expenses can be attributed to a decrease in legal and accounting expenses.

We incurred a net loss of $85,290 for the three-month period ended June 30, 2019, compared to a net loss of $279,459 for the three-month period ended June 30, 2018. The decrease in net loss over the comparable three-month periods ended June 30, 2019 and 2018 can be attributed to an increase in sales revenue and a decrease in expenses.

Liquidity and Capital Resources

Balance Sheets

As of June 30, 2019, we had $1,188 in cash and total assets of $577,370. As of March 31, 2019, we had $41,708 in cash and total assets of $617,890. The assets are primarily infrastructure and bitcoin mining equipment.

As of June 30, 2019, we had total liabilities in the amount of $668,498 compared to total liabilities in the amount of $659,728 as of March 31, 2019. The increase in our total liabilities and working capital deficit is due to insufficient revenue.

As of June 30, 2019, our accumulated deficit was $1,170,645 compared to an accumulated deficit of $1,085,355 as of March 31, 2019. The change is attributed to insufficient revenues to sustain our level of operations.








Cash Flows

Cash Used in Operating Activities

During the three-month period ended June 30, 2019, we used $76,520 in cash for operating activities, compared to $270,736 in cash used for operating activities during the three-month period ended June 30, 2018. The decrease in the amount of cash used for operating activities relates primarily from staff reductions and reduced operations as a result of the merger.

Cash Used in Investing Activities

During the period from February 14, 2013 (inception) to June 30,
2019, the Company has not engaged in any investing activities.
We expect to use cash for investing activities in future periods, when available.

Cash Flows from Financing Activities

During the three-month period ended June 30, 2019, we received $36,000 in cash from financing activities, compared to $40,000 in cash received from financing activities during the three-month period ended June 30, 2018. The proceeds received from financing activities during the three-month periods ended June 30, 2019 and June 30, 2018 were advances provided by management to support our day-to-day activities.

Recent Developments and Future Financing Activities

In order to execute on our business strategy, we will require additional working capital. We anticipate that we will require a minimum of approximately $2,500,000 in debt and/or equity financing to proceed with our plan of operations over the next twelve months. As we had negative cash and working capital in the amount of $651,572 as of June 30, 2019, we do not have sufficient working capital to enable us to carry out our operations for the next twelve months.

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

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 of the notes to our financial statements for the three-month period ended June 30, 2019. We believe the accounting policies utilized in preparing our financial statements conform to the generally accepted accounting principles in the United States (?US GAAP?).

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


Item 3. Quantitative and Qualitative Disclosures About Market
Risk.

As a ?smaller reporting company?, we are not required to provide the information required by this Item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the ?Exchange Act?), is recorded, processed, summarized and reported, within the time period specified in the rules and forms of the Securities and Exchange Commission (the ?SEC?). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer) to allow for timely decisions regarding required disclosure.
Our management, with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2019. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2019 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC?s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.



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


VORTEX BLOCKCHAIN TECHNOLOGIES INC.


Dated: March 11, 2020
By:
/s/ Craig Bergman
  Name
:

Craig Bergman
  Titl
e:
President, Chief Executive
Officer




Exhibit 31

CERTIFICATION PURSUANT TO
EXCHANGE ACT RULES 13a-14(a) and 15d-14(a),
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Craig Bergman, certify that:

1.
I have reviewed this Quarterly Report on Form 10-Q of Vortex
Blockchain Technologies Inc. for the period ended June 30,
2019;

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


Date: March 11, 2020



By:
/s/ Craig Bergman

  Name:

Craig Bergman

  Title:
President, Chief Executive
Officer


Exhibit 32
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Vortex Blockchain Technologies Inc. (the ?Company?) on Form 10-Q for the quarterly period ended June 30, 2019, as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1)           The Report fully complies with the
requirements of Section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

      (2)           The information contained in the Report
fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date:  March 11, 2020

By:
/s/ Craig Bergman

  Name:

Craig Bergman
  Title:
President, Chief
Executive Officer