Form 10-Q
period 2019-09-30
Vortex Blockchain Technologies Inc.
filed 2020-03-11
CIK 1577882

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Outstanding at March 11, 2020
Common stock, $0.00001 par
value

75,500,000







Vortex Blockchain Technologies Inc.

Form 10-Q

For the Three and Six Months Ended September 30, 2019

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






PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.







VORTEX BLOCKCHAIN TECHNOLOGIES INC.

FINANCIAL STATEMENTS
(UNAUDITED)

SEPTEMBER 30, 2019


?



VORTEX BLOCKCHAIN TECHNOLOGIES INC.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

SEPTEMBER 30, 2019




Balance Sheet as of September 30, 2019 (unaudited)
F - 2


Statements of Operations for the three and six month periods ended September 30, 2019 and September 30, 2018
(unaudited)
F - 3


Statements of Cash Flows for the three and six month periods ended September 30, 2019 and September 30, 2018
(unaudited)
F - 4


Notes to the Financial Statements (unaudited)
F - 5





































F-1


Vortex Blockchain Technologies
Balance Sheet
As of September 30, 2019








September 30,
2019
March 31, 2019
Cash and Cash Equivalents

 $
5,089
 $
41,708
Property, Plant and
Equipment, net


536,823

536,822
Other Assets


39,360

39,360
Total Assets

 $
581,272
 $
617,890




Accounts Payable

 $
378,493
 $
379,216
Current Liabilities


286,145

264,773
Long Term Liabilities


15,739

15,739
Total Liabilities


680,377

659,728




Common Stock


-

-
Additional Paid-in Capital


1,094,517

1,043,517
Accumulated Deficit


(1,193,622)

(1,085,355)
Total Equity


(99,105)

(41,838)
Total Liabilities and Equity

 $
581,272
 $
617,890




























F-2
(The Accompanying Notes are an Integral Part of These Financial
Statements) ?



Vortex Blockchain Technologies Inc.

Statements of Operations

For the Three and Six Month Period Ended September 30, 2019 and
2018 (Unaudited)




Six Months Ending

Three Months Ending

September 30,
2019
September 30,
2018

September 30,
2019
September 30,
2018
Revenue
 $
17,060
 $
81,200

 $
560
 $
81,200






Operating
Expenses

125,327

553,625


23,537

274,166






Net loss
 $
(108,267)
 $
(472,425)

 $
(22,977)
 $
(192,966)






Shares
outstanding

75,500,000

75,500,000


75,500,000

75,500,000






EPS
 $
(0.00)
 $
(0.01)

 $
(0.00)
 $
(0.00)




























F-3
(The Accompanying Notes are an Integral Part of These Financial
Statements)





Vortex Blockchain Technologies Inc.

(Statements of Cash Flows)

For the Three Month Period Ended September 30, 2019 and 2018
(Unaudited)


Six Months Ending

September 30,
2019
September 30,
2018
Net Loss
 $
(85,290)
 $
(472,425)



Adjustments to reconcile net loss
to net cash used


by operating activities:


Disposal of PPE

-

744,397
Changes in Assets/Liabilities:


-
  Other Assets

-

  Accounts Payable

(229)

(744,397)
  Other Liabilities

8,999

8,723
Cash Used in Operating Activities

(76,520)

(463,702)



Capital Expenditures

-

44,016
Cash Used in Investing Activities

-

44,016



Proceeds from Director

36,000

142,501



Cash provided by Financing
Activities

36,000

142,501



Decrease in Cash

(40,520)

(277,185)



Cash Beginning

41,708

308,387
Cash Ending

1,188

31,202
Change in Cash for Period
 $
(40,520)
 $
(277,185)






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

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As of September 30, 2019, the Company has a working capital deficiency, has generated limited revenues and has accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise some doubt regarding the Company?s ability to continue as a going concern.

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







Vortex Blockchain Technologies Inc.

(Notes to the Financial Statements (unaudited)



NOTE 2 ? SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ? Continued

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. We had $5,089 in cash and cash equivalents at September 30, 2019.


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

LOSS PER COMMON SHARE

The Company reports net loss per share in accordance with provisions of the FASB. The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of September 30, 2019, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to ASC No. 820, ?Fair Value Measurements and Disclosures?, the Company is required to estimate the fair value of all financial instruments included on its balance sheets as of September 30, 2019. The Company?s financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.























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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2019:

Level 1: None
Level 2: None
Level 3: None
Total Gain (Losses): None











Vortex Blockchain Technologies Inc.

(Notes to the Financial Statements (unaudited)


NOTE 4 - RELATED PARTY TRANSACTIONS

A director has advanced funds to the Company for our legal, audit, filing fees, general office administration and operating cash needs. As of September 30, 2019, the director has advanced a total of $51,000. Total advanced funds were made by current director, Craig Bergman, as of September 30, 2019. The advances are without specific terms of repayment





















































Vortex Blockchain Technologies Inc.

(Notes to the Financial Statements (unaudited)


NOTE 5 - COMMON STOCK


As of September 30, 2019, the Company has issued 75,500,000 common shares. No additional shares have been issued since the merger was completed.














































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

Results of Operations

During the three-month period ended September 30, 2019, we focused on limited bitcoin mining, development of our software and hardware future plans, and satisfying our ongoing obligations as a public reporting company.

From February 14, 2013 (the date of our inception) to September 30, 2019, we have earned limited revenues. We expect to continue to incur losses over the next twelve months, or until we are able to fully develop and carry out our business opportunities that enables us to generate sufficient revenues.

Comparison of Three Months Ended September 30, 2019 and
September 30, 2018

Our operations for the three and six month periods ended
September 30, 2019 and September 30, 2018 can be summarized as follows:


Six Months Ending

Three Months Ending

September 30,
2019
September 30,
2018

September 30,
2019
September 30,
2018
Revenue
 $
17,060
 $
81,200

 $
560
 $
81,200






Operating
Expenses

125,327

553,625


23,537

274,166






Net loss
 $
(108,267)
 $
(472,425)

 $
(22,977)
 $
(192,966)




During the three-month period ended September 30, 2019, we incurred $23,537 in operating expenses, compared to $274,166 in operating expenses during the three-month period ended September 30, 2018. The decrease in operating expenses can be attributed to a decrease in legal and accounting expenses.

We incurred a net loss of $22,977 for the three-month period ended September 30, 2019, compared to a net loss of $192,966 for the three-month period ended September 30, 2018. The decrease in net loss over the comparable three-month periods ended September 30, 2019 and 2018 can be attributed to streamlining of operations in conjunction with lower revenue.

Liquidity and Capital Resources

Balance Sheets

As of September 30, 2019, we had $5,089 in cash and total assets of $581,272. As of March 31, 2019, we had $41,708 in cash and total assets of $617,890. The assets are primarily infrastructure and bitcoin mining equipment.

As of September 30, 2019, we had total liabilities in the amount of $680,377 compared to total liabilities in the amount of $659,728 as of March 31, 2019. The increase in our total liabilities and working capital deficit is due to lower revenue.

As of September 30, 2019, our accumulated deficit was $1,193,622 compared to an accumulated deficit of $1,085,355 as of March 31, 2019. The change is attributed to insufficient revenues to sustain our level of operations.






Cash Flows

Cash Used in Operating Activities

During the six-month period ended September 30, 2019, we used $76,520 in cash for operating activities, compared to $463,702 in cash used for operating activities during the six-month period ended September 30, 2018. The decrease in the amount of cash used for operating activities relates primarily from staff reductions and reduced operations as a result of the merger.

Cash Used in Investing Activities

During the period from February 14, 2013 (inception) to
September 30, 2019, the Company has not engaged in any investing activities. We expect to use cash for investing activities in future periods, when available.

Cash Flows from Financing Activities

During the six-month period ended September 30, 2019, we received $36,000 in cash from financing activities, compared to $142,501 in cash received from financing activities during the six-month period ended September 30, 2018. The proceeds received from financing activities during the six-month periods ended September 30, 2019 and September 30, 2018 were advances provided by management to support our day-to-day activities.

Recent Developments and Future Financing Activities

In order to execute on our business strategy, we will require additional working capital. We anticipate that we will require a minimum of approximately $2,500,000 in debt and/or equity financing to proceed with our plan of operations over the next twelve months. As we had negative cash and working capital in the amount of $659,549 as of September 30, 2019, we do not have sufficient working capital to enable us to carry out our operations for the next twelve months.

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

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 of the notes to our financial statements for the three-month period ended September 30, 2019. We believe the accounting policies utilized in preparing our financial statements conform to the generally accepted accounting principles in the United States (?US GAAP?).

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


Item 3. Quantitative and Qualitative Disclosures About Market
Risk.

As a ?smaller reporting company?, we are not required to provide the information required by this Item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the ?Exchange Act?), is recorded, processed, summarized and reported, within the time period specified in the rules and forms of the Securities and Exchange Commission (the ?SEC?). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer) to allow for timely decisions regarding required disclosure.
Our management, with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2019. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2019 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC?s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ending September 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.



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


Dated: March 11, 2020
By:
/s/ Craig Bergman
  Name
:

Craig Bergman
  Titl
e:
President, Chief Executive
Officer




Exhibit 31

CERTIFICATION PURSUANT TO
EXCHANGE ACT RULES 13a-14(a) and 15d-14(a),
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Craig Bergman, certify that:

1.
I have reviewed this Quarterly Report on Form 10-Q of Vortex
Blockchain Technologies Inc. for the period ended September
30, 2019;

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


(a
)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;


(b
)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;


(c
)
Evaluated the effectiveness of the Registrant?s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation;
and


(d
)
Disclosed in this report any change in the Registrant?s internal control over financial reporting that occurred during the Registrant?s most recent fiscal quarter (the
Registrant?s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant?s internal control over financial reporting; and

5.
I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant?s auditors and the audit committee of the Registrant?s board of directors (or persons performing the equivalent functions):


(a
)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant?s ability to record, process, summarize and report financial information; and


(b
)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant?s internal control over financial reporting.


Date: March 11, 2020



By:
/s/ Craig Bergman

  Na
me:

Craig Bergman

  Ti
tle:
President, Chief Executive
Officer



Exhibit 32
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Vortex Blockchain Technologies Inc. (the ?Company?) on Form 10-Q for the quarterly period ended September 30, 2019, as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1)           The Report fully complies with the
requirements of Section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

      (2)           The information contained in the Report
fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date:  March 11, 2020

By:
/s/ Craig Bergman
  Na
me:

Craig Bergman
  Ti
tle:
President, Chief Executive
Officer