Form 10-Q/A
period 2018-12-31
Vortex Blockchain Technologies Inc.
filed 2020-06-22
CIK 1577882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

(202) 213-1159
(Registrant’s telephone number, including area code)

31C Principal Torre Alta San Felipe, Puerto Plata Dominican Republic EH009E3
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ¨ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

¨ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ]Accelerated filer	[X]Non-accelerated filer	[X] Smaller Reporting company
[X] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[  ]   No[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on June 6, 2020
Common stock, $0.00001 par value	75,500,000

_________________________

EXPLANATORY NOTE

_________________________

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Vortex Blockchain Technologies, Inc. (the "Company") for the 3rd quarter ended December 31, 2018, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on March 10, 2020, (the "Original Filing"), is being filed to address a filing error.  This Amendment does not reflect events occurring after the filing of the Original Filing.

Vortex Blockchain Technologies Inc.

Form 10-Q

For the Three and Nine Months Ended December 31, 2018

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Annual Report on Form 10-K filed on July 16, 2018.

As used in this Form 10-Q, “we,” “us,” and “our” refer to Vortex Blockchain Technologies Inc. (formerly UA Granite Corporation), a Nevada corporation, which is also sometimes referred to as the “Company” herein.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

VORTEX BLOCKCHAIN TECHNOLOGIES INC.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

DECEMBER 31, 2018

Balance Sheets as of December 31, 2018 (unaudited) and March 31, 2018 (unaudited)	6

Statements of Operations for the three and nine months ended December 31, 2018 and three months ended December 31, 2017 and August 30, 2017 (inception) to December 31, 2017 (unaudited)	7

Statement of Changes in Shareholders' Equity	8
Statements of Cash Flows for the nine months ended December 31, 2018 and three months ended December 31, 2017 and August 30, 2017 (inception) to December 31, 2017 (unaudited)	9
Notes to the Financial Statements (unaudited)	10

Vortex Blockchain Technologies
(formerly UA Granite Corporation)
Balance Sheets
(Unaudited)

	(Restated)
ASSETS	December 31, 2018	March 31, 2018
CURRENT ASSETS:
Cash	$39	$308,387
TOTAL CURRENT ASSETS	39	308,387

Property, Plant and Equipment (net)	456,593	1,154,488
Other Assets	-	39,360
TOTAL ASSETS	$456,632	$1,502,235

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$265,628	$339,707
Vehicle Loan	12,471	-
Due to Related Party	830,334	549,487
TOTAL CURRENT LIABILITIES	1,108,703	889,194

TOTAL LIABILITIES	1,108,703	889,194

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.0001 par value, 200,000,000 shares authorized, 75,500,000 issued and outstanding at December 31, 2018; and 65,000,000 issued and outstanding at March 31, 2018.	756	650
Additional Paid In Capital	543,754	750,368
Accumulated deficit	(1,196,581)	(137,977)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(652,071)	613,041
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$456,632	$1,502,235

The accompanying footnotes are an integral part of these consolidated financial statements

Vortex Blockchain Technologies
(formerly UA Granite Corporation)
Statements of Operations
(Un-audited)

	Three months ended December 31,		Nine months ended December 31,	August 30, 2017 (inception) to December 31, 2017
	(Restated)		(Restated)
	2018	2017	2018	2017
REVENUE	$-	$-	$81,200	$-

EXPENSES
General and Administrative Expense	34,412	22,550	286,060	22,550
Salaries and wages	131,553	-	219,153	-
Contractor Expense	15,140	-	138,398	-
Professional fees	2,825	-	93,942	-
Depreciation expense	30,076	-	90,228	-
TOTAL EXPENSES	214,006	22,550	827,781	22,550

Income from Operations	(214,006)	(22,550)	(746,581)	(22,550)

OTHER INCOME (EXPENSES)
DPT Impairment	(280,000)	-	(280,000)	-
Interest Expense	(11,173)	-	(32,023)	-
TOTAL OTHER INCOME (EXPENSES)	(291,173)	-	(312,023)	-

LOSS BEFORE TAXES	(505,179)	(22,550)	(1,058,604)	(22,550)
NET LOSS	$(505,179)	$(22,550)	$(1,058,604)	$(22,550)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.01)	$(0.00)	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	73,673,913	65,000,000	67,901,818	65,000,000

The accompanying footnotes are an integral part of these consolidated financial statements

Vortex Blockchain Technologies
Statements of Changes in Stockholders Equity
(formerly UA Granite Corporation)
as of December 31, 2018
(Un-audited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	TOTAL
Balance March 31, 2018,	65,000,000	$650	$750,368	$(137,977)	$613,041

Imputed Interest	-	-	10,258	-	10,258
Net Loss	-	-	-	(319,792)	(319,792)
Balance June 30, 2018,	65,000,000	650	760,626	(457,769)	303,507

Imputed Interest	-	-	10,592	-	10,592
Net Loss	-	-	-	(233,633)	(233,633)
Balance September 30, 2018,	65,000,000	650	771,218	(691,402)	80,466

Effect of Merger	10,500,000	106	(381,137)	-	(381,031)
Contributed capital	-	-	142,500	-	142,500
Imputed Interest	-	-	11,173	-	11,173
Net Loss	-	-	-	(505,179)	(505,179)
Balance December 31, 2018,	75,500,000	$756	$543,754	$(1,196,581)	$(652,071)

The accompanying footnotes are an integral part of these consolidated financial statements

Vortex Blockchain Technologies
Statements of Cash Flows
(formerly UA Granite Corporation)
for the nine months ended December 31, 2018 and August 30, 2017 (inception) to December 31, 2017
(Unaudited)
	(Restated)
	2018	2017
OPERATING ACTIVITIES
Net Income (Loss)	$(1,058,604)	$(22,550)
Adjustments to reconcile net loss to net cash from operating activities:
DPT Impairment	280,000	-
Depreciation	90,228	-
Imputed Interest	32,023	-
Changes in operating assets and liabilities:
Change in other assets	39,360	-
Change in Accounts Payable and Accrued Expenses	(265,690)	22,550
Net Cash Used by Operating Activities	(882,683)	-

INVESTING ACTIVITIES:
Disposal of equipment	417,049	-
Cash paid for fixed assets	(63,335)	-
Net cash used by investing activities	353,714	-

FINANCING ACTIVITIES:
Donated Capital	142,500	-
Proceeds from advances related party	78,121	-
Net cash provided by financing activities	220,621	-
NET INCREASE (DECREASE) IN CASH	(308,348)	-

CASH AT BEGINNING OF PERIOD	308,387	-

CASH AT END OF PERIOD	$39	$-

Supplemental Cashflow Information
Reverse Merger Net Liabilities assumed	$381,031	$-
Interest Paid	$-	$-
Taxes Paid	$-	$-
PPE Financed	$26,048	$-

The accompanying footnotes are an integral part of these consolidated financial statements

Vortex Blockchain Technologies Inc.

(formerly UA Granite Corporation)

Notes to the Financial Statements (unaudited)

NOTE 1 – NATURE OF OPERATIONS

DESCRIPTION OF BUSINESS AND HISTORY

Vortex Blockchain Technologies, Inc (“Vortex” or the “Company”) was incorporated on February 14, 2013 in the State of Nevada as UA Granite Corporation, and a reverse merger with Vortex Network, LLC was completed on October 17, 2018.

The Company mined and sold bitcoins and had modest revenues but has incurred losses since inception. Currently, the Company is engaged in software development, and bitcoin mining, has been issued a going concern opinion, and relies primarily upon the sale of our securities and loans from its CEO and directors to fund operations.

The Registrant entered into a Share Exchange Agreement with Vortex and the Selling Members on October 17, 2018. In connection with this Agreement, control of the Company has been assumed by the Management and Board of Directors of Vortex. As part of the share exchange agreement: 1) the company had 21,000,000 outstanding prior to the merger and cancelled 11,250,000 shares of its common stock for the controlling interest and issued 750,000 shares of its common stock which resulted in balance of 10,500,000 shares outstanding as a result of the merger; 2) issued.65,000,000 to Craig Bergman and 3) assumed $381,031 in net liabilities.

Pursuant to the Share Exchange Agreement, the new Board of Directors is:

Name	Position
Craig Bergman	Chief Executive Officer, President, Chairman of the Board
Francis Keyes	Chief Financial Officer and Director
Devon Shaw Alexander Meluskey	Chief Technology Officer and Director Secretary and Director

Mary LewisDirector

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  As of December 31, 2018, the Company has a working capital deficiency, had generated limited revenue, and has accumulated losses since inception.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise some doubt regarding the Company’s ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company’s fiscal year-end is March 31.

USE OF ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected

RECLASSIFICATION

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported income, total assets, or stockholders’ equity as previously reported.

Cash and Cash Equivalents

We maintain the majority of our cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per commercial bank. From time to time, cash in deposit accounts may exceed the FDIC limits the excess would be at risk of loss for purposes of the statement of cash flows we consider all cash and highly liquid investments with  maturities of 90 days or less to be cash equivalents. As of December 31, 2018, and March 31, 2018, respectively, we had no cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Assets held under capital leases are recorded at lease inception at the lower of the present value of the minimum lease payments or the fair market value of the related assets. The cost of ordinary maintenance and repairs is charged to operations. Depreciation and amortization are computed on the straight-line method over the following estimated useful lives of the related assets:

Furniture and fixtures	3 to 7 years
Equipment	7 to 10 years
Leasehold Improvements	7 years

Long –Lived Assets

Our management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment if any, is measured based on fair value and is charged to operations in the period in which long-lived assets impairment is determined by management. There can be no assurance however, that market conditions will not change or demand for our services will continue, which could result in impairment of long-lived assets in the future. For the three months ended December 31, 2018 management determined an impairment of the DPT asset was necessary in the amount of $280,000.

Revenue Recognition

The Company recognizes revenue under ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer.

●Identify the contract with the customer

●Identify the performance obligations in the contract

●Determine the transaction price

●Allocate the transaction price to the performance obligations in the contract

●Recognize revenue when the company satisfies a performance obligation

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

LOSS PER COMMON SHARE

The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of December 31, 2018, and March 31, 2018, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheets as of December 31, 2018 and March 31, 2018. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, ASU guidance was issued related to revenue from contracts with customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods and is to be retrospectively applied. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The effects of this adoption had no material effect on the financial statements of the company.

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2018 and March 31, 2018, respectively:

Level 1: None

Level 2: None

Level 3: None

Total Gain (Losses): None

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	December 31, 2018	March 31, 2018
Capital Equipment	$477,826	$1,154,488
Leasehold improvements	68,995	-
Accumulated Depreciation	(90,228)	(-)
Net Fixed Assets	$456,593	$1,154,488

Our Depreciation Expense the three months ended December 31,2018 and March 31, 2018 was $30,076 and $0 respectively.

Our Depreciation Expense the nine months ended December 31,2018 and March 31, 2018 was $90,228 and $0 respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

A director has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of December 31, 2018, the director has advanced a total of $102,643. $31,471 due to former management Angel Luis Reynoso Vasquez. The remaining advanced funds of $71,173 are due to former director, Myroslav Tsapaliuk. The advances are without specific terms of repayment.

A related entity has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of December 31, 2018, the related entity has advanced a total of $37,970 (2018: $37,970). The advances are without specific terms of repayment.

A related entity, (which is 50% owned and controlled by Craig Bergman has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of December 31, 2018, the related entity has advanced a total of $419,679 (2018: $419,679). The advances are without specific terms of repayment.

For the three months ended December 31, 2018, Craig Bergman contributed capital in the amount of $142,500.

For the three months ended December 31, 2018, Craig Bergman advanced $8,681.

The company has an employment agreement with Craig Bergman in the amount of $12,500. As of December 31, 2018, the outstanding amount owed to Mr. Bergman is $261,361 and as of March 31, 2018 the outstanding balance was 129,808.

NOTE 5 - COMMON STOCK

On March 27, 2018, the Company entered into subscription agreements with accredited investors for the issuance of 750,000 shares for gross proceeds of $750,000, and the proceeds were sent directly to Vortex Network, LLC, an Iowa limited liability company. The shares were not issued as of March 31, 2018. The 750,000 shares were issued during the nine months ended December 31, 2018. As such, $750,000 was classified as stock receivable and stock to be issued as separate accounts under shareholder’s equity thereby netting to zero as of March 31, 2018.

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

As part of the reverse merger discussed in note 1 the company cancelled 11,250,000 shares of its common stock of the predecessor owner, issued 750,000 shares of common stock and issued 65,000,000 shares of common stock to Craig Bergman.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to September 30, 2019 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

Note 7 – EXPLANATION OF THE RESTATEMENT

The Company is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report for the period ended December 31, 2018, which was filed with the Securities and Exchange Commission (“SEC”) on March 10, 2020 (the “Original Report”)

On June19, 2020, Vortex Blockchain Technologies, Inc. (“Vortex” or “the Company”) was advised by M&K CPAS, PLLC (“M&K”), the Company’s independent registered public accounting firm, that a restatement of its previously issued financial statements contained in the Company’s Quarterly and Annual Reports on Forms 10-Q and 10-K for the periods ended December 31, 2018 through December 31, 2019, would be required, to correct the presentation and classification of certain depreciable assets and equity and that required audited year end reports erroneously filed as unaudited.

Vortex Blockchain Technologies
(formerly UA Granite Corporation)
Balance Sheet
(Unaudited) (Restated)

	As Originally Reported		As Restated
ASSETS	December 31, 2018	Adjustment	December 31, 2018
CURRENT ASSETS:
Cash	$39		$39
TOTAL CURRENT ASSETS	39		39

Property, Plant and Equipment (net)	536,822	(80,229)	456,593
Other Assets	39,360	(39,360)	-
TOTAL ASSETS	$576,221	$(119,589)	$456,632

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$609,783	$(344,155)	$265,628
Vehical Loan	-	12,741	12,741
Related Party Payable	-	830,334	830,334
TOTAL CURRENT LIABILITIES	609,783	498,920	1,108,703

Longterm Liabilities	15,739	(15,739)	-
TOTAL LIABILITIES	625,522	483,181	1,108,703

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.0001 par value, 100,000,000 shares authorized, 75,500,000 issued and outstanding at December 31, 2018; and 65,000,000 issued and outstanding at March 31, 2018.	-	756	756
Additional Paid In Capital	893,518	(349,764)	543,754
Accumulated deficit	(942,819)	(253,762)	(1,196,581)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(49,301)	(602,770)	(652,071)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$576,221	$(119,589)	$456,632

Vortex Blockchain Technologies
(formerly UA Granite Corporation)
Statement of Operations
(Un-audited)

	Three months ended December 31,
	As Originally Reported	Adjustments	As Restated
	2018		2018
REVENUE	$-		$-

EXPENSES
General and Administrative Expense	146,066	(111,654)	34,412
Salaries and wages	-	131,553	131,553
Contractor Expense	-	15,140	15,140
Professional fees	-	2,825	2,825
Depreciation expense	-	30,076	30,076
TOTAL EXPENSES	146,066	67,940	214,006

Income from Operations	(146,066)	(67,940)	(214,006)

OTHER INCOME (EXPENSES)
DPT Impairment	-	(280,000)	(280,000)
Interest Expense	-	(11,173)	(11,173)
TOTAL OTHER INCOME (EXPENSES)	-	(291,173)	(291,173)

LOSS BEFORE TAXES	(146,066)		(505,179)
NET LOSS	$(146,066)	$(359,113)	$(505,179)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.00)		$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	75,500,000		73,673,913

Vortex Blockchain Technologies
(formerly UA Granite Corporation)
Statement of Operations
(Un-audited)

	Nine months ended December 31,		Nine months ended December 31,
	As Originally Reported	Adjustments	As Restated
	2018		2018
REVENUE	$81,200		$81,200

EXPENSES
General and Administrative Expense	699,691	(413,629)	286,062
Salaries and wages	-	219,153	219,153
Contractor Expense	-	138,398	138,398
Professional fees	-	93,942	93,942
Depreciation expense	-	90,228	90,228
TOTAL EXPENSES	699,691	128,092	827,783

Income from Operations	(618,491)	(128,092)	(746,583)

OTHER INCOME (EXPENSES)
DPT Impairment	-	(280,000)	(280,000)
Interest Expense	-	(32,023)	(32,023)
TOTAL OTHER INCOME (EXPENSES)	-	(312,023)	(312,023)

LOSS BEFORE TAXES	(618,491)	(440,115)	(1,058,606)
NET LOSS	$(618,491)	$(440,115)	$(1,058,606)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.01)		$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	75,500,000		67,901,818

Vortex Blockchain Technologies
Statement of Cashflows
(formerly UA Granite Corporation)
for the nine months ended December 31, 2018
(Unaudited)
	As Originally Reported	Adjustments	As Restated
	2018		2018
OPERATING ACTIVITIES
Net Income (Loss)	$(618,491)	$(440,113)	$(1,058,604)
Adjustments to reconcile net loss to net cash from operating activities:
Disposal of PPE	744,397	$(744,397)	$-
DPT Impairment	-	280,000	280,000
Depreciation	-	90,228	90,228
Imputed Interest	-	32,023	32,023
Changes in operating assets and liabilities:		-
Change in other assets	-	39,360	39,360
Change in Accounts Payable and Accrued Expenses	(450,023)	184,333	(265,690)
Net Cash Used by Operating Activities	(324,117)	(558,566)	(882,683)

INVESTING ACTIVITIES:
Disposal of equipment	-	417,049	417,049
Cash paid for fixed assets	(126,732)	63,397	(63,335)
Net cash used by investing activities	(126,732)	480,446	353,714

FINANCING ACTIVITIES:
Donated Capital	142,501	(1)	142,500
Proceeds from advances related party	-	78,121	78,121
Net cash provided by financing activities	142,501	78,120	220,621
NET INCREASE (DECREASE) IN CASH	(308,348)	-	(308,348)

CASH AT BEGINNING OF PERIOD	308,387		308,387

CASH AT END OF PERIOD	$39		$39

Supplemental Cashflow Information
Reverse Merger Net Liabilities assumed	$-	$381,031	$381,031
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-
PPE Financed	$-	$26,048	$26,048

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

Overview

We were incorporated in the State of Nevada under the name “UA Granite Corporation” on February 14, 2013. Our Articles of Incorporation initially authorized us to issue up to 75,000,000 shares of common stock, par value $0.00001 per share. On April 30, 2018, upon approval by our Board of Directors and majority stockholders on April 27, 2018, we filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State, with a delayed effective date of May 15, 2018, increasing the number of authorized shares of common stock from 75,000,000 shares to 200,000,000 shares. In connection with the amendment and restatement of our Articles of Incorporation, our Board of Directors and majority stockholders also approved and adopted the Amended and Restated Bylaws of the Company on April 27, 2018. Effective May 31, 2018, pursuant to our Amended and Restated Articles of Incorporation and upon completion of processing by the Financial Industry Regulatory Authority (“FINRA”), we changed the name of our Company from “UA Granite Corporation” to “Vortex Blockchain Technologies Inc.” in anticipation of a change of our business plan and direction. Also effective May 31, 2018, we effected a 15-for-1 forward stock split of all our issued and outstanding common stock, which increased the number of issued and outstanding shares of common stock from 1,400,000 to 21,000,000.

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

Share Exchange Agreement

On October 17, 2018, the Registrant entered into a Share Exchange Agreement (the “Exchange Agreement”) with Vortex and the Selling Members. Pursuant to the terms and conditions of the Exchange Agreement, the Selling Members agreed to voluntarily exchange all of the outstanding membership interests of Vortex for 65,000,000 shares of common stock of the Registrant. The Exchange Agreement was approved by the boards of directors or managers of each of the Registrant and Vortex, and by the Selling Members.

The Exchange Agreement includes customary representations, warranties and covenants of the Registrant, Vortex and the Selling Members made to each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the Exchange Agreement and are not intended to provide factual, business, or financial information about the Registrant, Vortex and the Selling Members. Moreover, some of those representations and warranties (i) may not be accurate or complete as of any specified date, (ii) may be subject to a contractual standard of materiality different from those generally applicable to stockholders or different from what a stockholder might view as material, (iii) may have been used for purposes of allocating risk among the Registrant, Vortex and the Selling Members, rather than establishing matters as facts, or (iv) may have been qualified by certain disclosures not reflected in the Exchange Agreement that were made to the other party in connection with the negotiation of the Exchange Agreement and generally were solely for the benefit of the parties to that agreement. The Exchange Agreement should not be read alone, but should instead be read in conjunction with the other information regarding the Registrant and Vortex that has been, is or will be contained in, or incorporated by reference into, the Forms 10-K, Forms 10-Q, Forms 8-K, proxy statements and other documents that the Registrant files with the Securities and Exchange Commission (the “SEC”).

The Exchange Agreement provides for the resignation of Angel Luis Reynoso Vasquez from all positions as an officer and director of the Registrant, and the appointment of new officers and directors, effective as of the closing of the Exchange Transaction (the “Closing”).

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

Comparison of Three Months Ended December 31, 2018 and December 31, 2017

Our operations for the three-months ended December 31, 2018 and December 31, 2017 can be summarized as follows:

During the three months ended December 31, 2018 we had no revenue.

During the three-months ended December 31, 2018, we incurred $214,006 in operating expenses, compared to $22,500 in operating expenses during the three-months ended December 31, 2017. The increase operating expenses was mainly due to an increase in salaries and depreciation.

During the three-months ended December 31, 2018, we incurred an impairment of our DPT asset in the amount of $280,000.

During the three months ended December 31, 2018, we incurred interest expense in the amount of $11,173.

We incurred a net loss of $505,179 for the three-months ended December 31, 2018, compared to a net loss of $22,550 for the three-month period ended December 31, 2017. The increase in net loss was due to the items discussed above.

Our operations for the nine months ended December 31, 2018 and December 31, 2017 can be summarized as follows:

During the nine months ended December 31, 2018 we had $81,200 in revenue.

During the nine months ended December 31, 2018, we incurred $827,783 in operating expenses, compared to $22,500 in operating expenses during the three-months ended December 31, 2017. The increase operating expenses was mainly due to an increase in salaries depreciation and legal expenses related to our recent name change, stock split, and the proposed Share Exchange with Vortex.

During the nine months ended December 31, 2018, we incurred an impairment of our DPT asset in the amount of $280,000.

During the nine months ended December 31, 2018, we incurred interest expense in the amount of $32,023.

We incurred a net loss of $1,058,606 for the three-months ended December 31, 2018, compared to a net loss of $22,550 for the three-month period ended December 31, 2017. The increase in net loss was due to the items discussed above.

Liquidity and Capital Resources

Balance Sheets

As of December 31, 2018, we had $39 in cash and total assets of $456,632. As of March 31, 2018, we had $308,387 in cash and total assets of $1,502,235.

As of December 31, 2018, we had total liabilities in the amount of $1,108,703, compared to total liabilities in the amount of $889,194 as of March 31, 2018. The increase in our total liabilities and working capital deficit is due to an increase in accounts payable and accrued liabilities and amounts due to our director, as we had limited cash flows to repay outstanding obligations as they became due.

As of December 31, 2018, our accumulated deficit was $1,196,581, compared to an accumulated deficit of $137,977 as of March 31, 2018.

Cash Flows

Cash Used in Operating Activities

During the nine months ended December 31, 2018, we used $882,683 in cash for operating activities, compared to $0 in cash used for operating activities during the period from August 14, 2013 (inception) to December 31, 2017

Cash Used in Investing Activities

During the nine months ended December 31, 2018, cash provided from investing activity was $353,714 to $0 in cash used for operating activities during the period from February 14, 2013 (inception) to December 31, 2017

Cash Flows from Financing Activities

During the nine months ended December 31, 2018, we received $220,621 in cash from financing activities, compared to $0 in cash received from financing activities during the period from August 14, 2013 (inception) to December 31, 2017.

Recent Developments and Future Financing Activities

In order to execute on our business strategy, we will require additional working capital. We anticipate that we will require a minimum of approximately $2,500,000 in debt and/or equity financing to proceed with our plan of operations over the next twelve months. As we had cash and working capital in the amount of $0 as of December 31, 2018, we do not have sufficient working capital to enable us to carry out our operations for the next twelve months.

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

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 2 of the notes to our financial statements for the three-month period ended December 31, 2018. We believe the accounting policies utilized in preparing our financial statements conform to the generally accepted accounting principles in the United States (“US GAAP”).

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. By their nature, these estimates are subject to an inherent degree of uncertainty, and actual results could differ from such estimates. The actual results experienced by our Company may differ materially and adversely from our Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time period specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer) to allow for timely decisions regarding required disclosure.

Our management, with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2018. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced evaluation, our management identified the following material weaknesses:

•Lack of Appropriate Independent Oversight and Audit Committee. We do not have a formal audit committee with a financial expert, and therefore lacks the board oversight role within the financial reporting process.

•Failure to Segregate Duties. We rely on one individual, our sole executive officer, to fill the role of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), rather than segregating duties among two or more members of management. This results in our sole executive officer being responsible for a broad range of duties that cannot be properly reconciled under a one-person management structure.

•Insufficient Accounting Resources and Lack of Formal Policies and Procedures Necessary to Adequately Review Significant Accounting Transactions. Our Company has insufficient internal accounting resources and personnel with sufficient knowledge of US GAAP rules and procedures to oversee our financial reporting and procedures. We utilize a third party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes prepared by such third party independent contractor are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day-to-day operations of our Company, and may not be provided information from management on a timely basis to allow for adequate reporting and consideration of certain accounting transactions.

•Related Party Transactions. Our Company has no formal process related to the identification and approval of related party transactions.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ending December 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: June 22, 2020

By:	/s/ Craig Bergman
Name:	Craig Bergman
Title:	President, Chief Executive Officer