Form 10-K/A
period 2019-03-31
Vortex Blockchain Technologies Inc.
filed 2020-09-29
CIK 1577882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019 and 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to __________

Commission file number: 333-189414

Vortex Blockchain Technologies Inc.

(Exact name of registrant as specified in its charter)

Nevada	80-0899451
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1401 Ohio Street Des Moines, Iowa 50314
(Address of principal executive offices) (Zip code)

(202) 213-1159
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common	VXBT	OTC Pink

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ¨ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ¨ Yes   ☒ No

8236043v2/28471-0001

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its annual report.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes    ☒No

The aggregate market value of the registrant's common stock held by non-affiliates as of September 29, 2017, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $0, as there is no active trading market for the registrant's common stock.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 28, 2020
Common stock, $0.00001 par value	75,500,000

Documents incorporated by reference – none.

8236043v2/28471-0001

Vortex Blockchain Technologies Inc.

Form 10-K/A

INDEX

8236043v2/28471-0001

8236043v2/28471-0001

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 on Form 10-K/A to its Annual Report for the period ended March 31, 2019, which was filed with the Securities and Exchange Commission (“SEC”) on March 10, 2020 (the “Original Report”).

On June19, 2020, Vortex Blockchain Technologies, Inc. (“Vortex” or “the Company”) was advised by M&K CPAS, PLLC (“M&K”), the Company’s independent registered public accounting firm, that a restatement of its previously issued financial statements contained in the Company’s Quarterly and Annual Reports on Forms 10-Q and 10-K for the periods ended March 31, 2019 through December 31, 2019, would be required, to correct the presentation and classification of certain depreciable assets and equity and that required audited year end reports erroneously filed as unaudited and no auditor was involved in those filings.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-K/A contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our previous reports.

As used in this Form 10-K/A, “we,” “us,” and “our” refer to Vortex Blockchain Technologies Inc. (formerly UA Granite Corporation), a Nevada corporation, which is also sometimes referred to as the “Company” herein.

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING

STATEMENTS

The forward-looking statements made in this report on Form 10-K/A relate only to events or information as of the date on which the statements are made in this report on Form 10-K/A. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents incorporated by reference, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

8236043v2/28471-0001

PART I

Item 1.  Business.

DESCRIPTION OF BUSINESS

Except as otherwise indicated by context, references to “we,” “us” or “our” hereinafter in this Form 8-K are to the business of Vortex, except that references to “our common stock,” “our shares of common stock” or “our capital stock” or similar terms shall refer to the common stock of the Registrant.

Overview

Vortex was organized on August 30, 2017 as an Iowa limited liability company. Vortex operates in the blockchain technology industry as a cryptocurrency holding company primarily engaged in the business of mining crypto assets. Blockchain technology is a decentralized and encrypted ledger system designed to offer an efficient, verifiable, permanent and secure method for storing records and other information and effecting secure transfers of cryptocurrencies without the need for intermediaries. Cryptocurrencies are decentralized digital currencies transacted through the blockchain ledger system (the “Blockchain”), which can be traded and converted into major fiat currencies (such as the U.S. dollar, British pound, European euro, Japanese yen, etc.) on special online markets, or cryptocurrency exchanges. Examples of cryptocurrencies include Bitcoin, Litecoin, Ripple and Ethereum.

The Blockchain is built by a chronological addition of transactions grouped into blocks. A complex mathematical problem must be solved before a new block can be confirmed and added to the Blockchain. Crypto asset mining is the actual process of creating crypto assets or causing them to be added to the existing pool of digital coinage on the Blockchain by solving these complex mathematical problems. Custom-designed and programmed application-specific integrated circuit (“ASIC”) computers, also referred to as “miners”, are used to solve such problems and add transactions to the Blockchain. When a miner successfully adds a block to the Blockchain, the miner is rewarded with a fixed number of bitcoin or compensated by network transaction fees.

Since the inception of blockchain technology, companies ranging from small startups to large, established companies like IBM have entered the space, not only engaging in cryptocurrency mining, but also in the development of software and hardware using the Blockchain. Blockchain technology has many applications, particularly in fields where secure, transparent transactions are necessary or appropriate. Companies are building blockchain technology applications for various business activities and purposes, such as the storage of electronic medical records or the retention of classified government data.

Vortex operates a cryptocurrency mining operation based in Des Moines, Iowa. Our mining operation currently has 1 megawatt (“MW”) of electrical power with the ability to scale to 4 megawatts (4MW) withing 90 days. We have plans to expand our operations to multiple locations in and around central Iowa or wherever power and temperature combinations are profitable. Our targeted mining locations afford us more than 100MW of electrical capacity, which means our operations could potentially expand 100 fold within the first year of operations.

In addition to our mining operation, we are developing a variety of technology applications in the cryptocurrency space, in both the software and hardware spheres, including cloud mining, blockchain hardware and software development, and a cryptocurrency wallet and exchange, as well as several spin off “sister” corporations.

Background

The Registrant was incorporated under the laws of the State of Nevada on February 14, 2013 under the name “UA Granite Corporation.” On April 30, 2018, upon approval by the Registrant’s Board of Directors and majority stockholders, the Registrant filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State, with a delayed effective date of May 15, 2018, increasing the number of authorized shares of common stock of the Registrant from 75,000,000 to 200,000,000, and changing the name of the Registrant from “UA Granite Corporation” to “Vortex Blockchain Technologies Inc.” in anticipation of the Registrant’s change in business plan and direction contemplated by the Exchange Transaction. In connection with the amendment and restatement of the Registrant’s Articles of Incorporation, the Registrant’s Board of Directors and majority stockholders also approved and adopted the Amended and Restated Bylaws of the Registrant on April 27, 2018. Since inception, the Registrant has not been involved in any bankruptcy, receivership or similar proceedings, and there have been no material reclassifications, mergers, consolidations, or purchases or sales of a significant amount of assets outside the ordinary course of business by the Registrant. The Registrant has not generated any revenue from its business operations to date, and the Registrant has been unable to raise additional funds to implement its operations as a continuing business. As a result, the Registrant sought out and consummated the Exchange Transaction with Vortex.

8236043v2/28471-0001

Strategy and Plan of Operations

Vortex is a crypto asset holding company developing a variety of technology applications in the cryptocurrency space, in both the software and hardware spheres, including cloud mining, blockchain hardware and software development, and a cryptocurrency wallet and exchange.  The following is an overview of our current plan of operations and plans for future development.

Cryptocurrency Mining

Our mining operation located in Des Moines, Iowa currently operates with 1MW of electrical capacity. We have plans to expand our mining operations over the next three to six months. Depending on our ability to raise sufficient operating capital, and because our targeted mining locations afford us more than 100MW of electrical capacity, our operations could potentially expand 100 fold within the first year of operations.

We intend to expand as quickly and efficiently as our operating capital and market capital raises will allow. Our anticipated build time from day one (upon obtaining sufficient initial funding) to full operation, in regard to any new or expanded mining operation, is approximately ninety days. In addition to our existing location in Des Moines, Iowa, we currently have a targeted list of approximately eleven other sites around the Des Moines metro area, each capable of expansion with electrical capacity of 100MW or greater combined. We believe any of these sites could be operational in the same anticipated ninety-day window following initial funding. We believe additional operating capacity can be developed at other locations outside the metro area within an eight-month timeframe for build-out.

Build-out costs for our mining operations are estimated to be approximately one US dollar ($1.00) per watt of power used. Thus, we expect that a 10MW site build or expansion could be completed in approximately ninety days for approximately ten million dollars ($10,000,000.00). As we continue to develop our mining operations, we believe we will be able to drive the production cost down below one dollar ($1.00) per watt of power capacity by recycling the heat generated by mining into a vertical farming operation.

Our ability to complete the build-out and expansion of our mining operations will be dependent on our ability to obtain sufficient funding, either through additional investments from our existing owners, private placement offerings, loans, acquisitions, direct builds from operational revenue, or a public offering. We have generated limited revenues to date and have incurred losses since inception. Accordingly, our continued operations are dependent upon our ability to obtain additional financing.

Hardware

There are currently few manufacturers of bitcoin mining hardware with more than 80% of the mining hardware market belonging to BitMain in China. The hardware devices currently available for crypto mining are relatively bulky, noisy, difficult to program, and require power configurations not standard to the US. This is a barrier to market entry and is a factor preventing widespread adoption of the Blockchain and cryptocurrency mining. Vortex plans to develop and release a competitive hardware product for internal use and retail/wholesale channels to facilitate wider consumer adoption. Vortex intends to enter this untapped market with a design and prototype in 2022.

Vortex has two hardware devices in early schematic development which are unique niche market miners and which we believe can be designed and released concurrently, as well as a third hardware device that will focus on data privacy and decentralized data retention. We intend to begin manufacturing and marketing these devices in 2022 and 2023.

Device One (“D1”), yet to be named, is intended for government use and will target state data management in an ultra-secure Blockchain using the “proof of stake” model, which we believe to be far more energy-efficient than the “proof of work” model. The “proof of work” model, which involves a race amongst miners to solve a complex mathematical problem to verify a transaction and add a block to the Blockchain, requires every machine to do the same work, whereas the “proof of stake” model does not. Accordingly, the energy consumption involved in the “proof of work” model is significantly greater than the energy consumption involved in the “proof of stake” model.

However, the “proof of stake” model is still in development, and is not as widespread or proven as the “proof of work” model, which suggests there may be more risk involved in the “proof of stake” model. Design of D1 is in the initial white paper and schematic development stage. Prototype manufacturing of D1 is tentatively planned for the Fall of 2021, when we believe the “proof of stake” model will have matured and become more widely adopted.

8236043v2/28471-0001

Device Two (“D2”), yet to be named, is intended for the United States consumer market and for Vortex’s internal use for purposes of expansion. D2 will be a “proof of work” device, comparable to existing miners manufactured by existing mining hardware manufacturers, but easier to use at the individual consumer level and less costly than existing mining hardware. Design of D2 is in the initial white paper and schematic development stage. We believe the technical hurdles for D2 are less significant than those we face for D1 because we intend to use existing technologies and the proven “proof of work” model for D2.

A third planned hardware device, Device Three (“D3”), yet to be named, will address the wider scope of decentralized and distributed data streaming and retention. Currently, all the major players in the cryptocurrency mining space are building large central data repositories, following similar large-scale practices that have developed since the beginning of the computer era. These large, centralized data repositories are high-risk single points of failure. Failure risks may involve and include, without limitation, natural disasters, loss of privacy and loss of control for the user. A primary goal and expected benefit of blockchain technology is to reduce these risks of failure by sharing the workload among millions of single users, rather than thousands of consolidated servers in large, centralized data centers owned by large corporations. D3 is intended for Vortex’s internal use and the United States consumer market. Data privacy will be the focus of D3, which will utilize the “proof of stake” model. Design of D3 is in the initial white paper and schematic development stage. Design, manufacture and marketing of D3 is expected to be concurrent with the design, manufacturing and marketing timeline for D1 and D2 over the next two years, and is expected to coincide with an ICO tentatively planned for 2022 or 2023.

Software

Vortex plans to pursue the development of cryptocurrency mining, use, and consumer acceptance and adoption through software programs and applications, as well. Our focus will be on ensuring the code-base used in mining operations is the one supported by our hardware, following the model adopted by Apple Inc. Our plans for software development include secure wallet applications, gaming applications, intellectual property rights management, distributed content, and politically-focused applications. All our contemplated software applications are in the initial concept and design phase, and we have not engaged any direct coders for our proposed software projects to date.

There are two theories on integration of hardware and software. The first is that one party designs one and another party designs the other, and those parties then work separately to bring their products to market. An example of this theory in practice is “Microsoft Windows”, which does not make the hardware on which its software runs. Similarly, Dell does not make the software operating system that runs on its hardware. In contrast, the alternative theory involves the same party designing both the software and the hardware on which it operates. For example, Apple makes both hardware and the software which runs on its hardware. We plan to design our D1, D2, and D3 devices to support our own software applications, and the software applications we design and develop in the future will be coded and optimized to perform most efficiently on our hardware. We believe these are cost-reducing measures that can have a significant effect on devices intended for security and widespread adoption.

In addition to designing and developing our own software applications for our internal use, we plan to pursue software licensing arrangements with other hardware manufacturers who may be interested in utilizing our software applications. We believe such licensing arrangements will encourage more widespread use of our blockchain technology applications and increase potential revenues.

Finance & Exchange

We believe the scale of our mining operations will allow us to create our own cryptocurrency exchange in the future, which would allow us to (i) avoid the conversion fees and other costs associated with use of other cryptocurrency exchanges, (ii) increase revenues from creating our own cryptocurrency exchange customer base, and (iii) support increased consumer acceptance and adoption of cryptocurrencies alongside traditional banking and investment portfolios. There are more than 100 existing cryptocurrency exchanges in the world. As we continue to grow and develop our operations, it will not make sense to pay these other exchanges as middlemen when our internal production levels may be high enough for us to enter the exchange space with our own reserves.

Mining a cryptocurrency does not automatically translate into a US dollar. The cryptocurrency must be sold or exchanged for US dollars or other forms of fiat currency, such as British pounds, European euro, Japanese yen, etc., through an exchange. Most of the existing cryptocurrency exchanges are unregistered, high-risk, off-shore, or not accountable to traditional US banking procedures. There is typically a significant disparity between the buying and selling price points on such exchanges, and the exchanges derive their revenue from this price gap. Many of the existing exchanges started with very little capital, matching buyers with sellers and facilitating the exchanges for a percentage fee.

8236043v2/28471-0001

The exchange is accomplished with a web portal and code. The web portal acts as the middleman to facilitate the exchange of coins between persons, or to exchange coins for various world fiat currencies. Once the web portal is built, the process is essentially automatic. This involves risks because coins are transferred instantly, which makes it impossible to recover funds in an unauthorized or fraudulent transaction. To offset these risks, many exchanges charge exceptionally high fees. Many of the existing cryptocurrency exchanges do not mine crypto assets and do not engage in any other business except facilitating the exchange of one currency to another.

Vortex intends to mine crypto assets at a greater volume than some of the existing cryptocurrency exchanges, and has plans to design a web portal, register as a money exchange service, and enter the cryptocurrency exchange market as soon as our capital resources and the applicable regulatory processes and authorities will allow, potentially starting in 2021.

Vortex also intends to pursue the acquisition of a small, privately held National Association Chartered US Bank holding company in the $5,000,000 - $10,000,000 range if and when our capital resources allow. This subsidiary bank could ultimately expand operations to all 50 US States through mergers, acquisitions, and general purchases, for the purposes of integrating known, secure, trusted, and regulated banking products into competition with the existing insecure and unregulated cryptocurrency exchanges. The timeframe for this potential acquisition will be entirely dependent on our ability to raise sufficient funds to have the capital resources necessary to attract a suitable banking partner and carry out the contemplated acquisition.

Products and Services

Current Products and Services

Cryptocurrency Mining

Our mining operation located in Des Moines, Iowa is configured for approximately 1MW of electrical capacity. We have plans to greatly expand our mining operations over the next three to six months. Depending on our ability to raise sufficient operating capital, and because our mining locations afford more than 100MW of electrical capacity, our operations could potentially expand 100 fold within the first year of operations.

Products and Services in Development

Cloud Mining/Co-location

In addition to direct mining, we have plans to enter the cloud mining sphere. Currently, more than fifty percent (50%) of the cost of a mining operation buildout is allocated to the actual hardware of the miners themselves. Cloud mining and co-location services allow a mining facility with excess power (that is, more power available than its budget will allow to buy additional miners) to share those costs with customers who have mining hardware but lack the power or infrastructure to utilize their hardware.

Cloud mining and co-location contracts can be long-term (e.g., multi-year) or short-term (e.g., as short as a few hours). Cloud mining is managed through web portals and uses existing or purpose bought mining equipment.  Co-location is managed initially by hand configurations and setup, then switched to the same Could mining software utilities.

There is theoretically no limit to the expansion potential for cloud mining, except the availability of customers who need the power and space and lack either the technical or financial means to commit to a long-term investment. Since the timing of available hardware is sometimes limited, and it is most cost effective to build out the largest capacities possible, this results in a situation where capacity exceeds inventory and makes Cloud and Co-location mining feasible and cost-effective.

Blockchain Hardware

Vortex has plans to develop and release mining hardware products for internal use and retail/wholesale channels to facilitate wider consumer adoption. We intend to develop and market sub-$500 devices (D2 and D3) that are quiet, user-friendly, and designed for multiple uses like a smartphone or other “internet of things” appliance. We also have plans to develop and market D1, which will be a larger scale product designed for direct sales to government markets. For more information regarding our plans to develop mining hardware, please see the “Strategy and Plan of Operations” section above.

8236043v2/28471-0001

Software ICO

We believe alternative cryptocurrencies, referred to as “altcoins,” are the future. While bitcoin is a revolutionary new form of currency, it has several limitations, and altcoins were created to address such limitations. For cryptocurrencies to be widely adopted, the market capitalization of all cryptocurrencies in the aggregate will need to increase significantly. Additionally, we believe a new coin is needed that can operate at a greater scale, which must deliver: (1) low cost and speed; (2) stable reserve value; (3) data retention and verification; and (4) consumer confidence and trust.

We have plans to pursue a solution to these problems and enter the race to develop an alternative coin that meets the needs of the growing market. Our focus will be on ensuring the code-base used is the one supported by our hardware, utilizing a model of designing hardware and software that works together to avoid the problems that often arise with designing software that runs on third party hardware. We plan to release a White Paper in 2021, with roll-out concurrent with our 2021-2023 plan for the mining hardware devices being developed.

Vortex Wallet

Wallets are the applications which interface between the public ledger and the end-user who wishes to access and secure their cryptocurrency assets. Vortex plans to develop a safe, secure, and fully-integrated cryptocurrency wallet application as part of our ecosystem of services and products.

Unlike a central ledger or data center, the Blockchain is distributed and cannot be hacked.  To access this public ledger, however, a user must utilize an application or web portal that accepts the user’s private key and passes it along to access the encrypted ledger. This is where hacks, problems, and difficulty with securing cryptocurrency assets may occur.  Currently, numerous applications used to access the public ledger do a “short password” translation of the longer, more secure cryptographic key or hash.  Because these passthrough keys can be as short as a 4-digit pin code, there are significant vulnerabilities and security risks for the end users.

Many of the existing wallet application providers are utilizing poorly constructed coding, and lack the safeguards put in place by payment giants such as PayPal, Visa or Mastercard.  Unlike credit card or bank transactions, cryptocurrency transactions cannot be reversed or undone, which exacerbates these risks.  To date, no effective means for achieving parity with the security and versatility of traditional money exchanges has been implemented.

Vortex is exploring these opportunities and plans to release a wallet application with significant security improvements within the next year.

Revenues and Customers

Vortex derives its revenues from our cryptocurrency mining operations and our cryptocurrency hedge fund. Mining is rewarded by direct payment in kind, and as such involves no customers. In addition to our mining operations, we have plans to develop several blockchain-based technologies that will be marketed and sold to the general public, as well as private entities and government agencies. Limited revenues are expected to be generated, outside of the mining assets and hedge fund, until 2021, as 2020 is slated as the initial prototype and development year for our planned blockchain technologies.

Intellectual Property

Our success depends in part upon our ability to protect our core technology and intellectual property. To establish and protect our proprietary rights, we will rely on a combination of patents, patent applications, trademarks, copyrights, trade secrets, including know-how, license agreements, confidentiality procedures, non-disclosure agreements with third parties, employee disclosure and invention assignment agreements, and other contractual rights.

Distribution and Marketing

We plan to market our mining hardware devices as follows:

D1 will be initially introduced and marketed to one or more interested state elected officials, with whom Vortex’s principals have prior business relationships. We will be looking for at least one initial state government contract from which others may follow. Our initial contract for D1 may be a loss leader where we seek to prove the concept at a less than significant profit level.

8236043v2/28471-0001

D2 will be initially designed and utilized as an internal mining device. Once we are able to achieve internal success with D2 and spread word about the device, we plan to release the product to the wider US market using traditional advertising and marketing methods for new technological devices.

D3 will follow, starting with niche markets of high-security and privacy minded target customers, and then branching out to traditional customers across the wider US market.

Industry

Over the last ten years, the Blockchain has emerged from nonexistence to a worldwide phenomenon. Blockchain technologies are being evaluated for a wide variety of industries and are expected to have a significant impact in various areas of business, finance and information management and security. Many technology experts agree that the Blockchain will impact every other sector of the world-wide economy in the next decade. The market capitalization for all cryptocurrencies as of March 31, 2018 was estimated to be approximately $254 billion. Market growth is being driven by the technological advances in Blockchain technologies and cryptocurrency mining operations with significant political, financial, social and economic considerations.

The Blockchain ledger system is designed to offer an efficient, verifiable, permanent and secure method for storing records and other information and effecting secure transfers of cryptocurrencies without the need for intermediaries. The Blockchain is built by a chronological addition of transactions grouped into blocks. A complex mathematical problem must be solved before a new block can be confirmed and added to the Blockchain. Crypto asset mining involves the process of creating crypto assets or causing them to be added to the existing pool of digital coinage on the Blockchain by solving these complex mathematical problems. When a miner successfully solves a mathematical problem and adds a block to the Blockchain, the miner is rewarded with a fixed number of bitcoin or compensated by network transaction fees.

Cryptocurrency markets can be viewed as a global financial network, similar to the markets run by Visa or large banking institutions. When a consumer purchases a product with a credit card or debit card, a fee is paid to the financial institution that processes the transaction. Similarly, when a bitcoin or other cryptocurrency transaction is conducted, someone must process the transaction. With cryptocurrencies, instead of paying the transaction fee to a large financial services company or institution, the fee is paid to the cryptocurrency miners, who verify the legitimacy of the transaction.

Cryptocurrency transactions occur via an open source, cryptographic protocol platform or network. There is no central authority that owns or operates the network; the infrastructure is collectively maintained by a decentralized user base. Because there is no single authority that owns or operates the network, the network is not reliant or dependent on either governmental authorities or financial institutions for creating, transmitting, or determining the value of the cryptocurrencies. Instead, the value of cryptocurrencies is determined by supply and demand and other market factors.

The cryptocurrency industry and blockchain technologies represent a new market industry subject to rapid and significant changes that may be difficult or impossible to predict. As with many new and emerging technologies, there are significant risks involved. Businesses seeking to develop, promote, and market blockchain technologies and cryptocurrencies, including Vortex, have no track record or operating history upon which potential investors can evaluate the business prospects of such enterprises.

Competition

The blockchain technology industry is very new and subject to rapid, significant change that may be difficult, if not impossible, to anticipate. We face significant competition in our industry, including from companies that have entered the cryptocurrency space earlier than us and that have greater financial and technical resources than us, with vertically integrated business models. We also compete with individuals and other new business enterprises engaged in building and developing cryptocurrency mining operations. Some of our competitors are or may be our suppliers.

In the cryptocurrency mining space, miners can range from individual enthusiasts to professional mining operations with dedicated data centers. Vortex competes, or may in the future compete, with other companies that focus on cryptocurrency mining activities, owning or operating cryptocurrency exchanges, and developing hardware and software for the Blockchain. Information concerning the activities and prospects of many of our competitors is not readily available because most participants in the industry do not publish information publicly. Additionally, to the extent information is made available to the general public, there is no assurance regarding the reliability of such information.

8236043v2/28471-0001

To date, the Vortex management team is aware of only a few other publicly traded Blockchain/cryptocurrency mining companies, including Riot Blockchain, Inc. (RIOT), MGT Capital Investments, Inc. (MGTI), Atlas Cloud Enterprises Inc., and HIVE Blockchain Technologies Ltd. These companies’ blockchain and cryptocurrency businesses are also just a few years old. To Vortex’s knowledge, these companies have been investing heavily in mining buildout and are currently operating with significantly high burn rates. By contrast, Vortex currently operates at a significantly lower burn rate and expects to generate revenues from our cryptocurrency mining operations by the end of our first full year of operation.

Government Regulation

Government regulation of cryptocurrencies and blockchain technologies is being actively considered by various federal government agencies within the United States, including the SEC, CFTC, FTC, and FinCEN, as well as foreign governmental authorities. Proposed regulations differ among agencies and are constantly evolving. State laws and regulations may also apply to certain activities in which we participate or plan to participate. Governmental authorities are actively investigating business engaged in the cryptocurrency space and gathering information to better understand the risks and uncertainties associated with the industry in order to protect investors and the general public. It is impossible to predict how future laws and regulations will affect our business, or when such laws and regulations will go into effect. We believe government regulation of cryptocurrencies will increase over time as the market for cryptocurrencies continues to grow. As the legal and regulatory environment continues to evolve, we may become subject to new laws, rules and regulations with respect to our mining activities and other planned business activities.

Current U.S. federal law does not recognize cryptocurrency as legal tender. The SEC has indicated that it views digital currencies as a security and is looking to apply securities laws to bitcoin exchanges and wallets. The IRS has defined cryptocurrencies as property and taxes them as such. Cryptocurrency exchanges themselves are legal throughout most of the United States, with laws and regulations varying on a state-by-state basis. In Vortex’s home state of Iowa, cryptocurrency trading is currently legal and unregulated.

We will rely on legal and operational compliance programs, as well as local counsel, to guide our Company in complying with applicable laws and regulations in the jurisdictions in which we do business. We do not anticipate at this time that the cost of compliance with U.S. laws will have a material financial impact on our operations, business or financial condition, but there are no guarantees that new regulatory legislation will not have a material negative effect on our business in the future.

Employees

Vortex currently has six full-time employees and eight part-time employees. All employees are required to execute non-disclosure agreements as part of their employment. We believe our relations with our employees are good. None of our employees are subject to collective bargaining agreements.

We intend to hire several new employees and offer our part-time employees full-time positions within the next twelve months. We intend to hire between ten and one hundred employees depending on our cash flow and ability to raise capital.

Item 1A.  Risk Factors

The SEC issued an order suspending the trading of our common stock.

On September 22, 2020, the SEC, acting pursuant to Section 12(k) of the Securities Exchange Act of 1934, issued an Order of Suspension of Trading of our common stock (the “Order”) because of a lack of current and accurate information concerning the Company’s securities. Specifically, the SEC acted because the Company is delinquent in its periodic filings with the SEC, having not filed any periodic reports since filing a materially deficient Form 10-Q for the period ended December 31, 2019.

The suspension commenced at 9:30 a.m. EDT on September 23, 2020, and terminates at 11:59 p.m. EDT on October 6, 2020. Additionally, the SEC issued an Order Instituting Administrative Proceedings in connection with the delinquent filings. If we fail to adequately address the issues raised by the SEC, the SEC may suspend trading of our common stock for a period of up to twelve months or revoke the registration of our common stock.

8236043v2/28471-0001

We are unable to predict the outcome of the Order or any other actions the SEC may take in connection with the Order or the Administrative Proceedings. If we are unable to adequately address the issues with the SEC, the Company’s business, reputation, and securities may be negatively impacted. As a result, the potential impact to the Company and holders of our common stock cannot be determined. Furthermore, we can provide no assurances that we will not encounter future similar actions which may adversely affect the holders of our common stock.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Our principal executive offices are located at 1401 Ohio Street, Des Moines, Iowa 50314. Our office space is leased by an affiliate of our President and Chief Executive Officer, and Vortex has an option to purchase this property in the future. Our main telephone number is: 202-213-1159. Our website is located at: www.vortexblockchain.com.

Item 3.  Legal Proceedings.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently quoted on the OTC Pink marketplace, operated by OTC Market Group, Inc., under the symbol “VXBT.” There has been no active trading market with respect to our shares of common stock to date.

Holders

There are approximately 12 stockholders of record of our common stock based upon the stockholders’ listing provided by our transfer agent. Our transfer agent is Action Stock Transfer Corporation of Salt Lake City, Utah. Their address is 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, Utah 84121, and their telephone number is (801) 274-1088.

Dividends

We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors that our board of directors may deem relevant. Our retained earnings deficit currently limits our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

RECENT SALES OF UNREGISTERED SECURITIES

Reference is made to Item 3.02 of this Form 8-K for a description of recent sales of unregistered securities, which is hereby incorporated by reference.

8236043v2/28471-0001

DESCRIPTION OF SECURITIES

The following information describes our capital stock and provisions of our articles of incorporation and our bylaws, all as in effect upon the Closing of the Exchange Transaction. This description is only a summary. You should also refer to our articles of incorporation and bylaws which have been incorporated by reference as exhibits to this Form 10-K.

General

Our authorized capital stock consists of 200,000,000 shares of common stock at a par value of $0.00001 per share, of which 75,500,000 shares have been issued and are outstanding.

8236043v2/28471-0001

Common Stock

The holders of our common stock are entitled to one vote per share. They are not entitled to cumulative voting rights or preemptive rights. Holders of our common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. However, we have not declared or paid any dividends to date, and the current policy of the Board of Directors is to retain earnings, if any, for operations and growth. Upon liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in all assets that are legally available for distribution after payment in full of any preferential amounts.

The holders of common stock have no subscription, redemption or conversion rights. The rights, preferences and privileges of holders of common stock may be subject to, and may be adversely affected by, the rights of the holders of any series of preferred stock, which may be designated by action of the Board of Directors and issued in the future. All outstanding shares of common stock are duly authorized, validly issued, fully paid and non-assessable.

Preferred Stock

The Registrant is not authorized to issue any preferred stock.

Outstanding Options, Warrants and Convertible Securities

We do not have any outstanding options to purchase our common stock or outstanding securities convertible into shares of our common stock.

Item 6.  Selected Financial Data.

Not required for Smaller Reporting Companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K/A. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

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

8236043v2/28471-0001

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

Share Exchange Agreement

On October 17, 2018, the Registrant entered into a Share Exchange Agreement (the “Exchange Agreement”) with Vortex Network and the Selling Members. Pursuant to the terms and conditions of the Exchange Agreement, the Selling Members agreed to voluntarily exchange all of the outstanding membership interests of Vortex for 65,000,000 shares of common stock of the Registrant. The Exchange Agreement was approved by the boards of directors or managers of each of the Registrant and Vortex, and by the Selling Members.

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

Liquidity and Capital Resources

Balance Sheets

As of March 31, 2019, we had $28,551 in cash and total assets of $442,914. As of March 31, 2018, we had $265,804 in cash and total assets of $1,104,782. The assets are primarily infrastructure and bitcoin mining equipment.

As of March 31, 2019, we had total liabilities in the amount of $1,369,819, compared to total liabilities in the amount of $539,487 as of March 31, 2018. The increase in our total liabilities and increase in our working capital deficit is due to an increase in accounts payable and accrued liabilities and amounts due to our director, as we had limited cash flows to repay outstanding obligations as they became due.

As of March 31, 2019, our accumulated deficit was $(1,436,512) compared to an accumulated deficit of $(190,662) as of March 31, 2018. The change is attributed to assets held by the merger company Vortex Network, LLC which are now entirely part of the Company Vortex Blockchain Technologies, Inc.

Cash Flows

Cash Used in Operating Activities

During the year ended March 31, 2019, we used $615,037 in cash for operating activities, compared to $43,564 used in operating activities during the period August 30, 2017 (inception) to March 31, 2018. The increase in the amount of cash used for operating activities relates primarily from the acquisition of assets in the merger.  We cannot compare these to the previous shell company’s 2017 YE as they are now meaningless.

8236043v2/28471-0001

Cash Used in Investing Activities

During the year ended March 31, 2019, we received $50,555 in cash for investing activities.

Cash Flows from Financing Activities

During the year ended March 31, 2019, we received $327,229 in cash from Financing activities.

Recent Developments and Future Financing Activities

In order to execute on our business strategy, we will require additional working capital. We anticipate that we will require a minimum of approximately $2,500,000 in debt and/or equity financing to proceed with our plan of operations over the next twelve months. As we had negative cash and working capital in the amount of $ 1,341,268 as of March 31, 2019, we do not have sufficient working capital to enable us to carry out our operations for the next twelve months.

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

From August 30, 2017 (the date of our inception) to March 31, 2019, we have earned only limited revenues. We expect to continue to incur losses over the next twelve months, or until we are able to fully develop and carry out our new business opportunity that enables us to generate revenues.

Comparison of Year Ended March 31, 2019 and March 31, 2018

Our operations for the year ended March 31, 2019 and March 31, 2018 can be summarized as follows:

	Year Ending March 31, 2019	Year Ending March 31, 2018
Revenue	$ 77,325	$ -

Operating Expenses	990,576	185,723

DPT Impairment	280,000	-
Interest Expense	52,599	4,939

Net loss	$ 1,245,850	$ 190,662

8236043v2/28471-0001

During the year ended March 31, 2019, we incurred $990,576 in operating expenses, compared to $185,723 in operating expenses during the year ended March 31, 2018. The increase in operating expenses can be attributed to an increase in legal and accounting expenses related to merger and assuming the operations of Vortex Network and their existing staff.

We incurred a net loss of $1,245,850 for the year ended March 31, 2019, compared to a net loss of $190,662 for the year ended March 31, 2018. The increase in net loss over the comparable years ended March 31, 2019 and 2018 can be attributed to an increase in operating expenses without generating sufficient revenues to offset those expenses.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not required for Smaller Reporting Companies.

Item 8.  Financial Statements and Supplementary Data.

VORTEX BLOCKCHAIN TECHNOLOGIES INC.

FINANCIAL STATEMENTS

MARCH 31, 2019

8236043v2/28471-0001

VORTEX BLOCKCHAIN TECHNOLOGIES INC.

CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

MARCH 31, 2019

8236043v2/28471-0001

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Vortex Blockchain Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vortex Blockchain Technologies, Inc. (the Company) as of March 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended March 31, 2019 and the period from August 30, 2017 (inception) through March 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended March 31, 2019 and the period from August 30, 2017 (inception) through March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans about these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of the 2019 and 2018 Financial Statements

As discussed in Note 8 to the consolidated financial statements, the accompanying 2019 and 2018 financial statements have been restated to correct a misstatement.

/s/ M&K CPAS. PLLC
We have served as the Company’s auditors since 2020.

Houston, Texas
September 28, 2020

8236043v2/28471-0001

Vortex Blockchain Technologies
(formerly UA Granite Corporation)
Consolidated Balance Sheets
(Restated)

ASSETS	March 31, 2019	March 31, 2018
CURRENT ASSETS:
Cash	$28,551	$265,804
TOTAL CURRENT ASSETS	28,551	265,804

Property and Equipment (net)	414,363	438,978
Deposit on Equipment	-	400,000
TOTAL ASSETS	$442,914	$1,104,782

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$165,929	$-
Vehicle Loan	12,787	-
Related Party Payable	1,191,103	539,487
TOTAL CURRENT LIABILITIES	1,369,819	539,487

TOTAL LIABILITIES	1,369,819	539,487

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0001 par value, 200,000,000 shares authorized, 75,500,000 issued and outstanding at March 31, 2019; and 65,000,000 issued and outstanding at March 31, 2018.	755	650
Additional Paid In Capital	508,852	755,307
Accumulated deficit	(1,436,512)	(190,662)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(926,905)	565,295
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$442,914	$1,104,782

(The Accompanying Notes are an Integral Part of These Financial Statements)

8236043v2/28471-0001

F

Vortex Blockchain Technologies

(formerly UA Granite Corporation)

Consolidated Statements of Operations

For the year ended March 31, 2019 and the period from
August 30, 2017 (inception) to March 31, 2018

(Restated)

	2019	2018
REVENUE	$73,557	$-

EXPENSES
General and Administrative Expense	439,745	25,040
Salaries and wages	154,053	139,808
Contractor Expense	165,870	3,775
Professional fees	110,799	4,750
Depreciation expense	120,109	12,350
TOTAL EXPENSES	990,576	185,723

Income from Operations	(917,019)	(185,723)

OTHER INCOME (EXPENSES)
Other Income	3,768	-
Impairment of deposit on Equipment	(280,000)	-
Interest Expense	(52,599)	(4,939)
TOTAL OTHER INCOME (EXPENSES)	(328,831)	(4,939)

LOSS BEFORE TAXES	(1,245,850)	(190,662)

NET LOSS	$(1,245,850)	$(190,662)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	69,746,575	65,000,000

The Accompanying Notes are an Integral Part of These Financial Statements

8236043v2/28471-0001

Vortex Blockchain Technologies
(formerly UA Granite Corporation) Consolidated Statements of Stockholders’ Equity (Deficit)
For the year ended March 31, 2019 and the period from August 30, 2017 (inception) to March 31, 2018

(Restated)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	TOTAL
Balance August 30, 2017 (inception)	-	$-	$-	$-	$-

Stockholders’ Investment	65,000,000	650	750,368	-	751,018
Imputed Interest	-	-	4,939	-	4,939
Net Loss	-	-	-	(190,662)	(190,662)
					-
Balance March 31, 2018,	65,000,000	650	755,307	(190,662)	565,295

Effect of Merger	10,500,000	105	(297,780)	-	(297,675)
Imputed Interest	-	-	51,325	-	51,325
Net Loss	-	-	-	(1,245,850)	(1,245,850)
Balance March 31, 2019,	75,500,000	755	508,852	(1,436,512)	(926,905)

(The Accompanying Notes are an Integral Part of These Financial Statements)

8236043v2/28471-0001

Vortex Blockchain Technologies
Consolidated Statements of Cashflows
(formerly UA Granite Corporation)
For the year ended March 31, 2019 and the period from August 30, 2017 (inception) to March 31, 2018
(Restated)

	2019	2018
OPERATING ACTIVITIES
Net Loss	$ (1,245,850)	$ (190,662)
Adjustments to reconcile net loss to net cash from operating activities:
Impairment of deposits on equipment	280,000	-
Depreciation	120,109	12,350
Imputed Interest	51,325	4,939
Changes in operating assets and liabilities:
Change in Accounts Payable and Accrued Expenses	10,326	-
Accrued compensation	169,053	129,809
Net Cash Used by Operating Activities	(615,037)	(43,564)

INVESTING ACTIVITIES:
Cash received from deposits equipment	120,000	-
Cash paid for property, equipment and deposits	(69,445)	(441,650)
Net cash provided (used) by investing activities	50,555	(441,650)

FINANCING ACTIVITIES:
Stockholders' investment	-	751,018
Payment on vehicle loans	(3,261)	-
Proceeds from advances related party	330,490	-
Net cash provided by financing activities	327,229	751,018
NET INCREASE (DECREASE) IN CASH	(237,253)	265,804

CASH AT BEGINNING OF PERIOD	265,804	-

CASH AT END OF PERIOD	$ 28,551	$ 265,804

CASH PAID FOR:
Interest	$ -	$ -
Taxes	$ -	$ -

SUPPLEMENTAL CASH FLOW INFORMATION
Reverse Merger Net Liabilities assumed	$ 297,675	$ -
PPE Financed	$ 16,048	$ -
PPE Financed by related parties	$ 10,000	$ 409,679

(The Accompanying Notes are an Integral Part of These Financial Statements)

8236043v2/28471-0001

Vortex Blockchain Technologies Inc.

(Notes to the Financial Statements)

(Restated)

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

The Registrant entered into a Share Exchange Agreement with Vortex Network, LLC and the Selling Members (Vortex Blockchain) on October 17, 2018. In connection with this Agreement, control of the Company has been assumed by the Management and Board of Directors of Vortex. As part of the share exchange agreement: 1) the company had 21,000,000 outstanding prior to the merger and cancelled 11,250,000 shares of its common stock for the controlling interest and issued 750,000 shares of its common stock which resulted in balance of 10,500,000 shares outstanding as a result of the merger; 2) issued. 65,000,000 to Craig Bergman and 3) assumed $297,675 in net liabilities.

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  As of March 31, 2019, the Company has a working capital deficiency, had generated limited revenue, and has accumulated losses since inception.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

We expect our primary or most significant revenue stream to come from ‘day trading’ the assets received from our mining of digital currencies. The Company will derive revenue both from the initial creation and rewards of mining, followed by the compounded growth of investing, rather than selling these assets.  Future revenues are expected to come from our blockchain software and hardware developments.  Initial funding is expected to come from the sale of our securities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company and its subsidiary’s fiscal year-end is March 31.

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

8236043v2/28471-0001

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

Cash and Cash Equivalents

We maintain the majority of our cash accounts at a commercial bank. The total cash balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per commercial bank. From time to time, cash in deposit accounts may exceed the FDIC limits the excess would be at risk of loss.  For purposes of the statement of cash flows we consider all cash and highly liquid investments with maturities of 90 days or less to be cash equivalents. As of March 31, 2019, and March 31, 2018, respectively, we had no cash equivalents.

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

Capital Equipment	3 to 10 years
Leasehold Improvements	The lesser of the lease term or 7 years

Long –Lived Assets

Our management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment if any, is measured based on fair value and is charged to operations in the period in which long-lived assets impairment is determined by management. There can be no assurance however, that market conditions will not change or demand for our services will continue, which could result in impairment of long-lived assets in the future. For the year ended March 31, 2019 management determined an impairment of the deposit on equipment asset was necessary in the amount of $280,000.

Digital Currencies

Digital currencies such as Bitcoin, are generally received for the Company’s own account as compensation for cryptocurrency mining services. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies under current Generally Accepted Accounting Principles (“GAAP”), the Company has determined to account for these digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Update ("ASU") No. 350, Intangibles – Goodwill and Other, for the period covered by this report and in future reports unless and until further guidance is issued by the Financial Accounting Standards Board (“FASB”). An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not than an impairment exists. If it is determined that it is more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Realized gains or losses on the sale of digital currencies are included in other income (expense) in the statements of operations.

Revenue Recognition

Effective August 30, 2017, we adopted ASC 606, Revenue from Contracts with Customers, as amended, using the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment

8236043v2/28471-0001

to opening retained earnings in the period of adoption. There was no cumulative effect of adopting the new standard and no impact on our financial statements. The new standard provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.

Our revenues currently consist of cryptocurrency mining revenues recognized in accordance with ASC 606 as discussed above.

The Company earns its cryptocurrency mining revenues by providing transaction verification services within the digital currency networks of Bitcoin. The Company satisfies its performance obligation at the point in time that the Company receives U.S. dollars in exchange for digital currency mining services. In consideration for these services, the Company receives digital currencies, which are recorded as revenue using the actual U.S. dollar price of the related cryptocurrency on the date of sale or exchange to a third party. Expenses associated with running the cryptocurrency mining operations, such as equipment depreciation, rent, operating supplies, rent, utilities and monitoring services are recorded as operating expenses.

There is currently no specific definitive guidance in GAAP or alternative accounting frameworks for the accounting for the production and mining of digital currencies and management has exercised significant judgment in determining appropriate accounting treatment for the recognition of revenue for mining of digital currencies. Management has examined various factors surrounding the substance of the Company’s operations and the guidance in ASC 606, including identifying the transaction price, when performance obligations are satisfied, and collectability is reasonably assured being the completion and addition of a block to a blockchain and the award of a unit of digital currency to the Company as sold to a third party in exchange for U.S. dollars. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies which could result in a change in the Company’s financial statements.

Income Tax

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2018 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company will compute its income tax expense for the year ended March 31, 2019, 2020 using a Federal Tax Rate of 21%.

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25 Income Taxes – Recognition. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard required by ASC 740-10-25-5.

Deferred income tax amounts reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.

As of March 31, 2019, we had a net operating loss carry-forward of approximately $(1,436,512) and a deferred tax asset of $301,668 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(301,668). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At March 31, 2019 Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	March 31, 2019	March 31, 2018
Deferred Tax Asset	$301,668	$40,039
Valuation Allowance	(301,668)	(40,039)

8236043v2/28471-0001

Deferred Tax Asset (Net)	$-	$-

LOSS PER COMMON SHARE

The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of March 31, 2019, and March 31, 2018, there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheets as of March 31, 2019 and March 31, 2018. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2019 and March 31, 2018, respectively:

Level 1: None

Level 2: None

Level 3: None

Total Gain (Losses): None

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, ASU guidance was issued related to revenue from contracts with customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods and is to be retrospectively applied. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.   This was adopted August 30, 2017 and effects of this adoption had no material effect on the financial statements of the company.

8236043v2/28471-0001

In February 2016, Topic 842, Leases was issued to replace the leases requirements in Topic 840, Leases.  The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term.  The accounting applied by a lessor is largely unchanged from that applied under previous GAAP.  Topic 842 will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods and is to be retrospectively applied.  Earlier application is permitted. The Company adopted the standard on April 1, 2019 and no effect on the company’s financial statements as our facility is on a month to month lease.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following at:

	March 31, 2019	March 31, 2018
Capital Equipment	$477,826	$419,770
Leasehold improvements	68,996	31,558
Accumulated Depreciation	(132,459)	(12,350)
Net Fixed Assets	$414,363	$438,978

Our Depreciation Expense the years ended December 31,2018 and March 31, 2018 was $120,109 and $12,350 respectively.

For the period from August 30, 2017 inception to March 31, 2018 the company purchased capital equipment with cash in the amount of $41,650. For the year ended March 31, 2019, the company purchased capital equipment with cash in the amount of $69,445.

NOTE 4 – DEPOSIT ON EQUIPMENT

For the period from August 30, 2017 inception to March 31, 2018 the company entered into a contract to purchase capital equipment and paid $400,000 as a deposit. During the year ended March 31, 2019 the contract was cancelled and the company received a returned partial repayment of the deposit in the amount of $120,000 and recognized an impairment loss for the balance of $280,000.

NOTE 5 - RELATED PARTY TRANSACTIONS

Former directors have advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of March 31, 2019, the directors have advanced a total of $142,073. $70,900 due to former management Angel Luis Reynoso Vasquez. The remaining advanced funds of $71,173 are due to former director, Myroslav Tsapaliuk. The advances are without specific terms of repayment. Imputed interest of $7,510 was charged to additional paid in capital during the year ended March 31, 2019.

A related entity has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of March 31, 2019, and for the period from August 30, 2017(inception) to March 31, 2018, the related entity has advanced a total of $29,667 and $0 respectively. The advances are without specific terms of repayment. Imputed interest of $127 was charged to additional paid in capital during the year ended March 31, 2019.

A related entity, (which is 50% owned and controlled by Craig Bergman has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of March 31, 2019, and for the period from August 30, 2017(inception) to March 31, 2018, the related entity has advanced a total of $419,679 and $409,079 respectively. The advances are without specific terms of repayment.

A related entity, Liberty Coin Farm (which is 50% owned and controlled by Craig Bergman has advanced funds for general office administration and cash needs. As of March 31, 2019, and for the period from August 30, 2017(inception) to March 31, 2018, the related entity has advanced a total of $141,999 and $0 respectively. The advances are without specific terms of repayment.

8236043v2/28471-0001

For the year ended March 31, 2019 and for the period from August 30, 2017 (inception) to March 31, 2018, Craig Bergman loaned the company $142,500 and $0 respectively.

For the years ended March 31, 2019 and for the period from August 30, 2017 (inception) to March 31, 2018, Craig Bergman advanced $16,324 and $0 respectively.

Imputed interest of $43,814 and $4,939 was charged to additional paid in capital during the year ended March 31, 2019 and for the period from August 30, 2017(inception) to March 31, 2018, respectively for the related party entities controlled by Craig Bergman.

The company has an employment agreement with Craig Bergman in the amount of $12,500. As of March 31, 2019, the outstanding amount owed to Mr. Bergman is $298,861 and as of March 31, 2018 the outstanding balance was $129,808.

NOTE 6 - COMMON STOCK

On March 27, 2018, the Company entered into subscription agreements with accredited investors for the issuance of 750,000 shares for gross proceeds of $750,000. The 750,000 shares were issued during the year ended March 31, 2019. As such, $750,000 was classified as stock receivable and stock to be issued as separate accounts under shareholder’s equity thereby netting to zero as of March 31, 2018.

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

The Registrant entered into a Share Exchange Agreement with Vortex Network, LLC and the Selling Members (Vortex Blockchain) on October 17, 2018. In connection with this Agreement, control of the Company has been assumed by the Management and Board of Directors of Vortex. As part of the share exchange agreement: 1) the company had 21,000,000 outstanding prior to the merger and cancelled 11,250,000 shares of its common stock for the controlling interest and issued 750,000 shares of its common stock which resulted in balance of 10,500,000 shares outstanding as a result of the merger; 2) issued. 65,000,000 to Craig Bergman and 3) assumed $297,675 in net liabilities.

NOTE 7 – SUBSEQUENT EVENTS

Order of Suspension of Trading – On September 22, 2020, the Securities and Exchange Commission (the “SEC”) issued an Order of Suspension of Trading (the “Order”), temporarily suspending trading of our stock for a period of ten days. The Order stated that the suspension was due to a lack of current and accurate information concerning the Company’s securities. Additionally, the SEC issued an Order Instituting Administrative Proceedings in connection with the delinquent filings. We are unable to predict the outcome of the Order, the Administrative Proceedings, or any other actions the SEC may take in connection therewith.

NOTE 8 – EXPLANATION OF THE RESTATEMENT

The Company is filing this Amendment No. 1 on Form 10-K/A to its Annual Report for the period ended March 31, 2019 and for the period from August 30, 2017(inception) through March 31, 2018, which was filed with the Securities and Exchange Commission (“SEC”) on March 10, 2020 (the “Original Report”)

On June19, 2020, Vortex Blockchain Technologies, Inc. (“Vortex” or “the Company”) was advised by M&K CPAS, PLLC (“M&K”), the Company’s independent registered public accounting firm, that a restatement of its previously issued financial statements contained in the Company’s Quarterly and Annual Reports on Forms 10-Q and 10-K for

8236043v2/28471-0001

the periods ended March 31, 2019 through December 31, 2019, would be required, to correct the presentation and classification of certain depreciable assets and equity and that required audited year end reports erroneously filed as unaudited. No auditor was involved in any of the previously filed and restated financial statements presented in this filing.

8236043v2/28471-0001

Vortex Blockchain Technologies
(formerly UA Granite Corporation)
Balance Sheets

	As Originally Reported		As Restated
ASSETS	March 31, 2019	Adjustment	March 31, 2019
CURRENT ASSETS:
Cash	$41,708	$(13,157)	$28,551
TOTAL CURRENT ASSETS	41,708		28,551

Property, Plant and Equipment (net)	536,822	$(122,459)	414,363
Other Assets	39,360	$(39,360)	-
TOTAL ASSETS	$617,890	$(161,819)	$442,914

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$379,216	$(213,287)	$165,929
Vehicle Loan	-	12,787	12,787
Other Liabilities	264,773	(264,773)	-
Related Party Payable	-	1,191,103	1,191,103
TOTAL CURRENT LIABILITIES	643,989	990,603	1,369,819
Long term Liabilities	15,739	-	-
TOTAL LIABILITIES	659,728	990,603	1,369,819

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.0001 par value, 200,000,000 shares authorized, 75,500,000 issued and outstanding at December 31, 2018; and 65,000,000 issued and outstanding at March 31, 2018.	-	755	755
Additional Paid In Capital	1,043,517	(534,665)	508,852
Accumulated deficit	(1,085,355)	(351,157)	(1,436,512)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(41,838)	(885,067)	(926,905)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$617,890	$105,536	$442,914

8236043v2/28471-0001

Vortex Blockchain Technologies
(formerly UA Granite Corporation)
Balance Sheets
(Restated)

	As Originally Reported		Restated
ASSETS	March 31, 2018	Adjustment	March 31, 2018
CURRENT ASSETS:
Cash	$308,387	$(42,583)	$265,804
TOTAL CURRENT ASSETS	308,387	(42,583)	265,804

Property, Plant and Equipment (net)	1,154,487	(715,509)	438,978
Other Assets	39,360	360,640	400,000
TOTAL ASSETS	$1,502,234	$(397,452)	$1,104,782

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$744,397	$(744,397)	$-
Vehicle Loan	-	-	-
Other Liabilities	79,797	(79,797)	-
Related Party Payable	-	539,487	539,487
TOTAL CURRENT LIABILITIES	824,194	(744,397)	539,487
Long term Liabilities	-	-
TOTAL LIABILITIES	824,194	(744,397)	539,487

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.0001 par value, 200,000,000 shares authorized, 75,500,000 issued and outstanding at December 31, 2018; and 65,000,000 issued and outstanding at March 31, 2018.	-	-	650
Additional Paid In Capital	751,017	4,290	755,307
Accumulated deficit	(72,977)	(117,685)	(190,662)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	678,040	(113,395)	565,295
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,502,234	$(857,792)	$1,104,782

8236043v2/28471-0001

Vortex Blockchain Technologies
(formerly UA Granite Corporation)
Statement of Operations
for the year ended March 31, 2019

	As Originally Reported	Adjustments	Restated
	2019		2019
REVENUE	$ 87,568	$ (14,011)	$ 73,557

EXPENSES
General and Administrative Expense	848,595	(408,850)	439,745
Salaries and wages	-	154,053	154,053
Contractor Expense	-	165,870	165,870
Professional fees	-	110,799	110,799
Depreciation expense	-	120,109	120,109
TOTAL EXPENSES	848,595	141,981	990,576

Income from Operations	(761,027)	(155,992)	(917,019)

OTHER INCOME (EXPENSES)
Other Income	-	3,768	3,768
DPT Impairment	-	(280,000)	(280,000)
Interest Expense	-	(52,599)	(52,599)
TOTAL OTHER INCOME (EXPENSES)	-	(328,831)	(328,831)

LOSS BEFORE TAXES	(761,027)	(464,247)	(1,245,850)
Income Tax adjustment
NET LOSS	$ (761,027)	$ (464,247)	$ (1,245,850)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$ (0.01)		$ (0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	75,000,000	(5,253,425)	69,746,575

8236043v2/28471-0001

Vortex Blockchain Technologies
(formerly UA Granite Corporation)
Statement of Operations
For the period from August 30, 2017 (inception) to March 31, 2018
(Restated)
	As Originally Reported	Adjustments	Restated
	2018		2018
REVENUE	$ -	$ -	$ -

EXPENSES
General and Administrative Expense	196,493	(171,453)	25,040
Salaries and wages	-	139,808	139,808
Contractor Expense	-	3,775	3,775
Professional fees	-	4,750	4,750
Depreciation expense	-	12,350	12,350
TOTAL EXPENSES	196,493	(10,770)	185,723

Income from Operations	(196,493)	10,770	(185,723)

OTHER INCOME (EXPENSES)
DPT Impairment	-	-	-
Interest Expense	-	-	(4,939)
TOTAL OTHER INCOME (EXPENSES)	-	-	(4,939)

LOSS BEFORE TAXES	(196,493)	10,770	(190,662)
Income Tax adjustment			-
NET LOSS	$ (196,493)	$ 10,770	$ (190,662)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$ (0.00)		$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	75,000,000	(10,000,000)	65,000,000

8236043v2/28471-0001

Vortex Blockchain Technologies
STATEMENT OF CASH FLOWS
(formerly UA Granite Corporation)
for the year ended March 31, 2019

	As Originally Reported	Adjustment	Restated
	2019		2019
OPERATING ACTIVITIES
Net Income (Loss)	$ (761,027)	$ (484,823)	$ (1,245,850)
Adjustments to reconcile net loss to net cash from operating activities:
DPT Impairment	-	280,000	280,000
Transaction cost	493,046	(493,046)
Depreciation	-	120,109	120,109
Imputed Interest	-	51,325	51,325
Changes in operating assets and liabilities:
Change in Accounts Payable and Accrued Expenses	(164,466)	174,792	10,326
Accrued compensation		169,053	169,053
Net Cash Used by Operating Activities	(432,447)	(182,590)	(615,037)

INVESTING ACTIVITIES:

Cash received from deposits on fixed assets	-	120,000	120,000
Cash paid for fixed assets	(126,732)	57,287	(69,445)
Net cash used by investing activities	(126,732)	177,287	50,555

FINANCING ACTIVITIES:
Payment on vehicle loans	-	(3,261)	(3,261)
Proceeds from advances related party	292,500	37,990	330,490
Net cash provided by financing activities	292,500	34,729	327,229
NET INCREASE (DECREASE) IN CASH	(266,679)	29,426	(237,253)

CASH AT BEGINNING OF PERIOD	308,387	(42,583)	265,804

CASH AT END OF PERIOD	$ 41,708	(13,157)	$ 28,551

CASH PAID FOR:
Interest	$ -		$ -
Taxes	$ -		$ -

SUPPLEMENTAL CASH FLOW INFORMATION
Reverse Merger Net Liabilities assumed	$ -	$ 297,675	$ 297,675
PPE Financed	$ -	$ 16,048	$ 16,048
PPE Financed by related parties	$ -	$ 10,000	$ 10,000

8236043v2/28471-0001

Vortex Blockchain Technologies
STATEMENT OF CASH FLOWS
(formerly UA Granite Corporation)
For the period from August 30, 2017 (inception) to March 31, 2018

	As Originally Reported	Adjustment	Restated
	2018		2018
OPERATING ACTIVITIES
Net Income (Loss)	$ (196,493)	$ 5,831	$ (190,662)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	-	12,350	12,350
Imputed Interest	-	4,939	4,939
Changes in operating assets and liabilities:
Change in other assets	39,360	(39,360)	-
Change in Accounts Payable and Accrued Expenses	867,321	(867,321)	-
Accrued compensation		129,809	129,809
Net Cash Used by Operating Activities	710,188	(753,752)	(43,564)

INVESTING ACTIVITIES:
Cash paid for fixed assets	(1,154,487)	712,837	(441,650)
Net cash used by investing activities	(1,154,487)	712,837	(441,650)

FINANCING ACTIVITIES:
Stockholders' investment	-	751,018	751,018
Proceeds from advances related party	751,017	(751,017)	-
Net cash provided by financing activities	751,017	1	751,018
NET INCREASE (DECREASE) IN CASH	306,718	(40,914)	265,804

CASH AT BEGINNING OF PERIOD	1,669	(1,669)	-

CASH AT END OF PERIOD	$ 308,387	(42,583)	$ 265,804

CASH PAID FOR:
Interest	$ -		$ -
Taxes	$ -		$ -

SUPPLEMENTAL CASH FLOW INFORMATION
Reverse Merger Net Liabilities assumed	$ -	$ -	$ -
PPE Financed	$ -	$ -	$ -
PPE Financed by related parties	$ -	$ 409,679	$ 409,679

8236043v2/28471-0001

Item 9.  Changes In and Disagreements with Accountant and Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

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

8236043v2/28471-0001

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting outside of the management change reflected in the merger, have occurred during the year ending March 31, 2019. These management changes have not materially affected, or are not reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III - OTHER INFORMATION

Item 10.  Directors, Executive Officers and Corporate Governance.

Name	Age	Position
Craig Bergman	55	Chief Executive Officer, President & Chairman of the Board
Francis Marcel-Keyes	38	Chief Financial Officer and Director
Devon Shaw	37	Chief Technology Officer and Director
Alexander Meluskey	52	Secretary and Director
Mary Lewis	67	Director

Our officers and directors as of March 2019, are as follows:

Biographies

Craig Bergman

Mr. Bergman is a political activist with extensive computer and technology experience. Mr. Bergman has served as the President and Chief Executive Officer of Vortex since its inception in 2017. Mr. Bergman has also served as the President and Chief Executive Officer of Liberty Coin Farms I, LLC, an Iowa limited liability company and affiliate of Vortex (“Liberty Coin Farms”), since its inception in 2017 as a crypto asset mining company. Vortex and Liberty Coin Farms are affiliated entities, sharing the same management team and facility in Des Moines, Iowa. Vortex intends to acquire the assets of Liberty Coin Farms in the near future.

From April 2015 to present, Mr. Bergman has served as the President and Chief Executive Officer of Radix, a software and hardware development company in its initial concept stage. Since June 2012, Mr. Bergman has been a Producer of Gadsden Films and the President, Chief Executive Officer, Director and Producer of Appellate Films, both independent film production companies. From March 2012 to present, Mr. Bergman has been the President, producer and host of “America’s Wake Up Call,” a nationally syndicated radio talk show.

Mr. Bergman has also served as the President and Chief Executive Officer of Robert Morris Group, a political consulting company, and as the President, Chief Executive Officer and Publisher of Record of the Statesman newspaper and media company, from December 1999 to present. An early adopter of technology, Mr. Bergman created his first computer sales and repair shop in the early 1990s. Mr. Bergman was a key player in the early development of online banking when he worked in managerial positions for several major banks, including Wells Fargo, from 1992 to 1999.

We believe Mr. Bergman’s political background, management experience, and experience in the finance and technology industries will be valuable to our Company as we continue to develop our business plan, grow our cryptocurrency mining operations, and develop and market our other planned technology applications, products and services.

8236043v2/28471-0001

Francis Marcel-Keyes

Mr. Marcel-Keyes has ten years of experience in the finance industry, and has served as the Chief Financial Officer of Vortex and Liberty Coin Farms since 2017. Mr. Marcel-Keyes worked as an investment banker with UBS’ investment banking from 2005 to 2006. Subsequently, Mr. Marcel-Keyes worked as an investment banker at Lehman Brothers from 2006 to 2008, and then joined the Barclays investment banking group after Lehman Brothers was acquired by Barclays. In 2013, Mr. Marcel-Keyes joined Sinatra and Company Realty, a real estate investment fund, where he served as Vice President of Finance until 2015. Mr. Marcel-Keyes served as Director of Just Change India, a non-profit organization in India, from January 2016 to September 2017, where he worked on a platform to provide microfinance loans for low-income communities. Mr. Marcel-Keyes received a bachelor’s degree in economics from Harvard University. We believe Mr. Marcel-Keyes’ background and experience in finance and accounting will be valuable to our Company as we continue to develop and grow our business.

Devon Shaw

Mr. Shaw has served as the Chief Technology Officer of Vortex and Liberty Coin Farms since 2017. Prior to joining Vortex, Mr. Shaw served as Systems Administrator for Allied Integrated Marketing from January 2013 to November 2017. Mr. Shaw has over fifteen years of experience in hardware and infrastructure development, ranging from systems architecture to network security. He has designed and deployed secure solutions for film and television studios, and has consulted on secure cloud-based deployments for game development companies. We believe Mr. Shaw’s technological experience and expertise will be valuable to our Company as we grow our business and design, develop and market our planned hardware and software applications.

Alexander Meluskey

Mr. Meluskey is a Bitcoin investor and political activist and syndicated talk show host. He has served as the Secretary of Vortex and Liberty Coin Farms since 2017. Mr. Meluskey has also served as Chief Operating Officer of Raintree Media Group, Inc., an online media company, since September 2017, and as Chairman of Contract with America’s Veterans, Inc. since December 2016. Mr. Meluskey ran for the United States Senate in the State of Arizona in 2016. He has been a syndicated radio talk show host for the Alex Meluskey Show since 2013, and has been the President of Optimum Graphics USA, LLC, a printing and promotional products company, since 1993. Mr. Meluskey received a bachelor’s degree in fine arts from The College of New Jersey. We believe Mr. Meluskey’s background and experience in politics, marketing and management will be valuable to our Company as we continue to develop our business plan and grow our operations.

Mary Lewis

Ms. Lewis is a Washington DC-based advocacy, media and development professional with experience in federal regulatory and audit compliance. Ms. Lewis has served as an advisor and director of Vortex and Liberty Coin Farms since 2017. She has also served as the Chief Executive Officer of Politechs, Inc., a company that provides executive direction, managerial support and programmatic consulting services to political, advocacy and non-profit organizations since 1996. In addition, Ms. Lewis has served as the Chief Executive Officer of Freedom Donations, Inc., a company that facilitates email and social media messaging, membership, activism and secure contribution solicitation services to clients since 2010. Ms. Lewis received a B.A. degree in political and strategic studies from Scripps College, with advanced studies from Claremont Graduate School and Notre Dame Institute. We believe Ms. Lewis’ consulting and managerial experience will be invaluable to our Company as we further develop our business plan and grow our operations.

Item 11.  Executive Compensation.

Director Compensation

We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not currently paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. Our bylaws provide that directors may be reimbursed for their expenses of attendance at meetings of the Board of Directors and may be paid a fixed sum for attendance at such meetings or for their services as directors of the Company.

8236043v2/28471-0001

Executive Compensation - Former Executive Officers

Except as described herein, no director, officer or employee received compensation during the last two fiscal years.

On March 7, 2018, the Registrant’s Board of Directors approved the issuance of 750,000 shares of common stock to Mr. Vasquez, the former sole director and executive officer of the Registrant, in consideration for services rendered to and on behalf of the Registrant. The approximate dollar value of the amount involved in the issuance is $187,500. The shares issued to Mr. Vasquez were valued at $0.25 per share, based on the per share value from the Registrant’s November 2013 private placement offering, which was the last time the Company sold shares of stock for cash to an independent third party.

Executive Compensation - New Executive Officers

The following summary compensation table indicates the cash and non-cash compensation earned from Vortex during the period from August 30, 2017 (inception) to March 31, 2018 and March 31, 2019, by the executive officers of Vortex and each of the other two highest paid executives or directors, if any.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Craig Bergman, Chief Executive Officer	2018	87,500	-	-	-	87,500
Devon Shaw, Chief Technology Officer	2018	60,000	-	-	-	60,000
Francis Keyes, Chief Financial Officer	2018	-	-	-	-	-
Craig Bergman, Chief Executive Officer	2019	31,900	-	-	-	31,900
Devon Shaw, Chief Technology Officer	2019	44,500	-	-	-	44,500
Francis Keyes, Chief Financial Officer	2019	15,300	-	-	-	15,300

None of our executive officers or directors received, nor do we have any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation.  Our CEO has deferred compensation of $118,100, no specific terms for payment have been determined at this time.

Employment Agreements

We currently have written employment agreements in place with two of our executive officers – Mr. Bergman and Mr. Shaw.

Pursuant to the Terms and Conditions of Employment between Vortex and Mr. Bergman, Mr. Bergman serves as the Chief Executive Officer of Vortex and is responsible for managing the Company’s operations. Mr. Bergman is a full-time employee and is entitled to an annual salary of $150,000, or $12,500 per month, beginning in September 2017.

Pursuant to the Terms and Conditions of Employment between Vortex and Mr. Shaw, Mr. Shaw serves as the Chief Technical Officer or Chief Technology Officer of Vortex and is responsible for managing the Company’s information technology infrastructure and cryptocurrency mining operations. Mr. Shaw is a full-time employee and is entitled to an annual salary of $120,000, or $10,000 per month, beginning in October 2017.

Beginning in April 2018, Mr. Marcel-Keyes began earning $8,500 per month as the Chief Financial Officer of Vortex pursuant to an informal oral agreement. The payment of accrued compensation to Mr. Marcel-Keyes is dependent upon the Company’s ability to raise sufficient capital and complete the build-out of our initial mining facility in order to proceed with our planned operations.

In 2018, due to cashflow issues, the company suspended payments to officers until such time as revenue permitted payments to resume.  There is no written determination of when such events may occur nor any determination regarding back pay to certain officers.

8236043v2/28471-0001

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the Company. None of our executive officers or directors received, nor do we have any arrangements to pay out, any payments to such persons in connection with their resignation, retirement or other termination of employment with us, or in connection with any change in control of the Company.

Equity Compensation Plan Information

The Company has no active equity compensation plans in place, and there are currently no outstanding options from any prior equity compensation plans.

Retirement Plans

We do not have any defined benefit plan, pension plan, profit sharing plan or other retirement plan that provides for the payment of retirement benefits to any of our officers, directors or employees in the event of retirement.

Compensation Committee Interlocks and Insider Participation

We do not currently have a separate compensation committee of the Board of Directors. Instead, our entire Board of Directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for officers, and considers other compensation-related matters. Our Board of Directors is comprised of five directors, four of whom have also been appointed as executive officers of the Company. In addition, all of our directors and executive officers serve as directors and executive officers of Liberty Coin Farms, a privately held crypto asset mining company and affiliate of the Company. Vortex and Liberty Coin Farms share the same management team and primary operating facility in Des Moines, Iowa. Vortex intends to acquire the assets of Liberty Coin Farms in the near future.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Name of Beneficial Owner (1)	Shares Beneficially Owned	Percentage Beneficially Owned (2)

Directors and Executive Officers
Craig Bergman – Chief Executive Officer, President and Chairman of the Board	61,100,000	80.93%
Francis Marcel-Keyes – Chief Financial Officer and Director	650,000	0.86%
Devon Shaw – Chief Technology Officer and Director	1,300,000	1.72%
Alexander Meluskey – Secretary and Director	1,300,000	1.72%
Mary Lewis –Director	650,000	0.86%
All Officers and Directors as a Group	65,000,000	86.09%

5% Stockholders
Craig Bergman	61,100,000	80.93%

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Transactions

There are no family relationships between any of our former directors or executive officers and new directors or new executive officers. None of the new directors and executive officers were directors or executive officers of the

8236043v2/28471-0001

Company prior to the Closing of the Exchange Transaction, nor did any hold any position with the Company prior to the Closing of the Exchange Transaction, nor have been involved in any material proceeding adverse to the Company or any transactions with the Company or any of its directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.

Review, Approval or Ratification of Transactions with Related Persons

We rely on our Board of Directors to review related party transactions on an ongoing basis to prevent conflicts of interest. Our Board of Directors reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our Board of Directors for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board of Directors finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board of Directors approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Related Party Transactions

Other than the Exchange Transaction and the compensation earned by our executive officers for services provided to the Company, as described in the “Executive Compensation” section above, there are no transactions, since the beginning of our last fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of the newly appointed officers and directors had or will have a direct or indirect material interest.

In accordance with the Exchange Agreement, upon the Closing of the Exchange Transaction, the Selling Members of Vortex received approximately 86.09% of the issued and outstanding common stock of the Company.

Other than as set forth above, none of our current officers or directors have been involved in any material proceeding adverse to the Company or any transactions with the Company or any of its directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.

Transactions with Promoters

The Company has not had any transactions with promoters during the past five fiscal years.

Director Independence

During the year ended March 31, 2018, the Registrant did not have any independent directors on its Board of Directors. Following the appointment of our new directors and executive officers in connection with the Exchange Transaction, the Company now has one independent director on the Board of Directors – Ms. Lewis. In making this determination, our Board of Directors considered Ms. Lewis’ relationship as an advisor and director of both the Company and Liberty Coin Farms. The Company’s four executive officers also serve as executive officers and directors of Liberty Coin Farms. Ms. Lewis has served as an advisor and director of the Company and Liberty Coin Farms for the past three years without compensation.

We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the SEC.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

8236043v2/28471-0001

Item 14.  Principal Accountant Fees and Services.

Services:	2019	2018
Audit Fees (1)	$23,950	$13,200
Audit Related Fees (2)	-	-
Tax Fees (3)
All Other fees	-	-
Total	$23,950	$23,950

8236043v2/28471-0001

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(Except as otherwise indicated (a) all exhibits were previously filed, (b) all omitted exhibits are intentionally omitted, and (c) all Reports referenced below were filed under SEC file number 000-55995.)

Exhibit #	Description
3.1	Articles of Incorporation. Amended and Restated Articles of Incorporation (incorporated by reference to the Registrant's Current Report on Form 8-K, as filed with the SEC on May 9, 2018).
3.2	Bylaws. Amended and Restated Bylaws (incorporated by reference to the Registrant's Current Report on Form 8-K, as filed with the SEC on May 9, 2018).
10	Material contracts.
23	Consents of experts and counsel
31*	Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer.
Rule 13a-14(a)/15d-14(a) Certification - Chief Financial Officer.
32*	Section 1350 Certifications.

101.INS	XBRL Instance Document	Furnished herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

* Filed herewith.

Item 16.  Form 10-K Summary.

None.

8236043v2/28471-0001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORTEX BLOCKCHAIN TECHNOLOGIES INC.

Dated: September 28, 2020

By:  /s/ Craig Bergman

Name: Craig Bergman

Title: President, Chief Executive Officer

Dated: September 28, 2020

By:  /s/ Francis Keyes

Name: Francis Keyes

Title: Chief Financial Officer

Dated: September 28, 2020

By:  /s/ Alex Meluskey

Name: Alex Meluskey

Title: Board Secretary

8236043v2/28471-0001